Form 10-Q
period 1996-03-31
MERIDIAN INDUSTRIAL TRUST INC
filed 1996-05-15
CIK 946637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
- - ------------------------------------------------------------------------------
                                    FORM 10-Q

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the quarterly period ended March 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 1-14166

                         MERIDIAN INDUSTRIAL TRUST, INC.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Maryland                                     94-3224765

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      455 Market Street
      17th Floor
      San Francisco, California                       94105

(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (415) 281-3900

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered

Common Stock, par value $0.001 per share       New York Stock Exchange

   Warrants to Purchase Common Stock           American Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X  No
                                   ---    ---


 Indicate the number of shares outstanding of the common and preferred stock, as of the latest practicable date:

       Shares of Series B Preferred Stock as of May 1, 1996 : 2,272,727
             Shares of Common Stock as of May 1, 1996 : 9,687,281

- - ------------------------------------------------------------------------
                     PART I: FINANCIAL INFORMATION
- - ------------------------------------------------------------------------


      ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Form 10-K of the registrant (the "Company"). These consolidated statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of the Company's management, all material adjustments of a normal, recurring nature considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                    MERIDIAN INDUSTRIAL TRUST, INC.

                      CONSOLIDATED BALANCE SHEETS
               As of March 31, 1996 and December 31, 1995
              (unaudited, in thousands, except share data)

                                                        1996      1995
                                                        ----      ----
ASSETS

INVESTMENT IN REAL ESTATE:
Rental Properties                                  $ 235,498  $    300
Less:  Accumulated Depreciation                         (494)       --
                                                   ---------  --------
                                                     235,004       300

Rental Property Held for Sale, Net of Accumulated
Depreciation of $9 at March 31, 1996                   3,891        --
                                                   ---------  --------
                                                     238,895       300

OTHER ASSETS:
Cash and Cash Equivalents                              7,208       475
Restricted Cash                                        5,551        --
Cash Held in Escrow                                    1,905        --
Investment in Marketable Security                         --     2,607
Receivables, Net of Reserves of $678 at
 March 31, 1996                                        1,690        --
Notes Receivable from Affiliate                          720        --
Capitalized Loan Fees, Net                             1,474       254
Capitalized Lease Commissions                            279        --
Personal Property, Net                                   181        20
Other Assets                                           1,226        68
                                                    --------  --------
TOTAL ASSETS                                       $ 259,129  $  3,724
                                                    ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage Loan                                      $  66,094  $     --
Unsecured Credit Facility                             31,900        --
Mortgage Note Payable                                  1,456        --
Notes Payable to Affiliates                               --       750
Accrued Dividends Payable                              1,278        29
Accounts Payable                                       3,085        10
Due to Affiliate                                          87       232
Short-Term Loan Payable                                   --     2,351
Prepaid Rent, Tenant Deposits and
 Other Liabilities                                     3,538        66
                                                    --------  --------
TOTAL LIABILITIES                                    107,438     3,438
                                                    --------  --------

REDEEMABLE SERIES A PREFERRED STOCK--Par value
 $0.001; fully redeemed at March 31, 1996;
 1,000,000 shares  issued and outstanding at
 December 31, 1995                                        --     1,000
                                                    --------  --------
STOCKHOLDERS' EQUITY:
Authorized Shares -- 175,000,000 shares of
 Common Stock and 25,000,000 shares of Preferred
 Stock authorized, each with par value of $0.001;
 8,187,281 and 900 shares of Common Stock issued
 and outstanding at March 31, 1996 and
 December 31, 1995, respectively; and 2,272,727
 shares of Series B Preferred Stock issued and
 outstanding at March 31, 1996                            10         1
Paid-in Capital                                      153,697       607
Distributions in Excess of Income                     (2,016)   (1,322)
                                                    --------  --------
TOTAL STOCKHOLDERS' EQUITY                           151,691      (714)
                                                    --------  --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 259,129  $  3,724
                                                    ========  ========

    The accompanying notes are an integral part of these statements

                      MERIDIAN INDUSTRIAL TRUST, INC.

                  CONSOLIDATED  STATEMENT  OF  OPERATIONS
              For the Three Month Period Ended March 31, 1996
                (unaudited, in thousands, except share data)

REVENUES:
Rentals from Real Estate Investments               $   3,468
Interest and Other Income                                156
TOTAL REVENUES                                     ---------
                                                       3,624

EXPENSES:
Interest Expense                                         858
Property Taxes                                           549
Property Operating Costs                                 170
General and Administrative (including Amount
Payable to Related Party of $16)                         605
Depreciation and Amortization                            506
                                                   ---------
TOTAL EXPENSES                                         2,688
                                                   ---------

Income Before Extraordinary Item                         936
Extraordinary Item - Expenses Incurred in
  Connection with Debt Retirements                      (375)

NET INCOME                                         $     561
                                                   =========

Net Income                                         $     561
Less: Preferred Dividends Declared                      (296)
                                                   ---------
NET INCOME ALLOCABLE TO COMMON                     $     265
                                                   =========

NET INCOME PER WEIGHTED AVERAGE COMMON SHARE
 OUTSTANDING                                       $    0.08
                                                   =========

    The accompanying notes are an integral part of these statements

                      MERIDIAN INDUSTRIAL TRUST, INC.

                  CONSOLIDATED  STATEMENT  OF CASH  FLOWS
               For the Three Month Period Ended March 31, 1996
                      (unaudited, in thousands)

        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income
           Adjustments to reconcile net income to cash        $     561
            used in operating activities:
               Depreciation                                         506
               Amortization                                          48
               Rent Adjustment                                      (78)
               Extraordinary Item - Expenses Incurred in
                Connection with Debt Retirements                    375
               Increase in Cash Held In Escrow                       (5)
               Increase in Capitalized Lease Commissions           (279)
               Decrease in Accounts Receivable                      449
               Increase in Accounts Payable                         243
               Decrease in Due to Affiliates                       (426)
               Increase in Other Assets                            (348)
               Decrease in Prepaid Rent and Other Liabilities    (1,441)
                                                              ---------
        Net Cash Used in Operating Activities                      (395)
                                                              ---------

        CASH FLOWS FROM INVESTING ACTIVITIES:
        Unrestricted Funds of Merged Trusts                      11,892
        Net Cash Disbursement in Connection with Asset
         Purchase                                                (3,257)
        Redemption of Series A Preferred Stock and Accrued
          Dividends Payable                                         (83)
        Property Acquisition, Net                                (9,227)
        Improvements to Real Estate                                 (39)
        Maturity of Short-Term Investment                         2,607
        Purchase of Personal Property                              (185)
                                                              ---------
        Net Cash Used in Investing Activities                     1,708
                                                              ---------

        CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in Capitalized Loan Fees                          (380)
        Retirement of Notes Payable to Affiliates                  (750)
        Debt Retirements                                        (57,953)
        Payoff of Short-Term Loan Payable                        (2,351)
        Drawdowns on Unsecured Credit Facility                   31,900
        Proceeds from the Issuance of Common and
         Preferred Stock, Net                                    34,954
                                                              ---------
        Net Cash Provided by Financing Activities                 5,420
                                                              ---------

        NET INCREASE IN CASH AND CASH EQUIVALENTS                 6,733
        Cash and Cash Equivalents- Beginning of Period              475
                                                              ---------
        CASH AND CASH EQUIVALENTS- END OF PERIOD            $     7,208
                                                              =========

        Cash paid for interest during  three months ended
          March 31, 1996                                    $       196
                                                              =========



    The accompanying notes are an integral part of these statements

                    MERIDIAN INDUSTRIAL TRUST, INC.

                  CONSOLIDATED  STATEMENT  OF CASH  FLOWS
               For the Three Month Period Ended March 31, 1996
                       (unaudited, in thousands)


        SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTION:
        Merger Transaction:
          Acquisition Cost Allocated to Investment in
            Real Estate                                     $   203,489
          Restricted Cash                                         5,551
          Receivables, Net                                        2,889
          Note Receivable from Affiliate                            720
          Capitalized Loan Fees                                     992
          Cancellation of Redeemable Series A Preferred             960
           Stock
          Mortgage Loan Assumed                                 (66,094)
          Other Long-Term Debts Assumed                         (43,191)
          Accounts Payable Assumed                               (2,869)
          Shares of Common Stock Issued, at Par Value                (8)
          Paid-in Capital                                      (109,842)
          Other Net Liabilities Assumed                          (4,489)

        Asset Purchase Transaction:
          Acquisition Cost Allocated to Investment in
           Real Estate                                           26,342
          Restricted Cash Applied to Debt Pay Down                  117
          Mortgage Notes Payable Assumed                        (16,334)
          Paid-in Capital of Common Shares Issued                (6,392)
          Accrued Closing Costs and Pro-rated Items                (476)

        Transactions Related to Property Acquisition:
          Deposit Applied to Property Acquisition Costs             300
          Accrued Closing Costs and Pro-rated Items                 (47)



    The accompanying notes are an integral part of these statements

                    MERIDIAN INDUSTRIAL TRUST, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          As of March 31, 1996
              (unaudited, in thousands, except share data)

1.    ORGANIZATION.

      Meridian Industrial Trust, Inc. ("the Company") was incorporated in the state of Maryland on May 18, 1995. The Company is engaged primarily in the business of owning, acquiring, managing, leasing and developing income producing warehouse/distribution and light industrial properties.

      On February 23, 1996, the Company merged with Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co. and Meridian Point Realty Trust VII Co. ("Trust IV", "Trust VI" and "Trust VII", respectively; collectively referred to as the "Merged Trusts"), with the Company as the surviving entity (the "Merger"). In addition, concurrent with the Merger, the Company acquired certain properties, and assumed certain mortgage notes and other liabilities (the "Asset Purchase"), from Meridian Point Realty Trust `83 ("Trust 83").

      Concurrent with the closing of the Merger and Asset Purchase, the Company closed a private placement of preferred stock (the "Preferred Stock Private Placement") and entered into an unsecured credit facility (the "Unsecured Credit Facility") (see Note 6). The Preferred Stock Private Placement consisted of the issuance of 2,272,727 shares of Series B convertible preferred stock, par value $0.001 per share ("Series B Preferred Stock"), at $15.40 per share for gross proceeds of $35,000. The Unsecured Credit Facility provides for a maximum borrowing amount of $75,000 and is intended to provide the Company with funds for property acquisitions and working capital needs.

      Prior to February 23, 1996, the Company had no operating activities other than interest on its investments and general and administrative expenses.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.    CASH AND CASH EQUIVALENTS.

      The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


3.    RESTRICTED CASH.

      The restricted cash of $5,551 serves as collateral for a letter of credit issued in favor of the lender of the Mortgage Loan (see Note 6). The Company is currently negotiating with the lender to obtain a release of the restricted cash by adding the General Tire Facility (see Note 10) to the Mortgage Loan collateral. The Company intends to use the released funds to pay down the Unsecured Credit Facility.

4.    INVESTMENT IN REAL ESTATE.

      In accordance with generally accepted accounting principles, the Company has accounted for the Merger and Asset Purchase using the purchase method (see
Note 12). As such, the assets and liabilities acquired in connection with the Merger and Asset Purchase are recorded at their "acquisition cost," representing the fair value of the consideration surrendered and liabilities assumed. The acquisition cost was then allocated to all identifiable assets based upon their individual estimated fair market values. The following is a summary of the acquisition cost recorded in connection with the Merger and Asset Purchase:

Fair value of the Company's common stock valued at $16.375
 per share, based upon the average of the closing price of
 the Company's common stock for the first five post-Merger
 trading days, issued to the Merged Trusts' shareholders
 other than Hunt Realty Acquisitions, L.P., a Delaware
 Partnership ("Hunt") and USAA Real Estate Company, a
 Delaware corporation ("USAA")                                  $  72,677
Fair value of the Company's common stock totaling 390,360
 shares, valued at $16.375 per share, issued to Trust 83            6,392
Common stock issued to Hunt and USAA valued at the
 consideration they paid for their interests in the
 Merged Trusts                                                     37,173
Cash consideration paid to Trust 83 in connection with the
 Asset Purchase before pro-rated items                              3,600
Liabilities of the Merged Trusts and Trust 83 assumed by the
 Company upon consummation of the Merger and Asset Purchase       133,453
Closing and other accrued costs incurred in connection with
 the Merger and Asset Purchase                                        204
                                                                ---------
Acquisition cost basis                                            253,499
Acquisition cost basis allocated to assets other than
 Investment in Real Estate                                        (23,668)
                                                                ---------
Acquisition cost basis allocated to Investment in Real Estate
as a result of the Merger and Asset Purchase                    $ 229,831
                                                                =========

      Investments in Real Estate are depreciated over 35 years using the straight-line method. Expenditures for maintenance, repairs and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Tenant improvements are capitalized and amortized under the straight-line method over the terms of the related lease.


5.    RENTAL PROPERTY HELD FOR SALE.

      At March 31, 1996, Rental Property Held for Sale included the Moorpark R & D Building located in Moorpark, California. The Company anticipates closing the sale of this property in May 1996. The net proceeds from the sale of the property will be used to pay down the Unsecured Credit Facility.


6.    DEBT FACILITIES.

      The Company acquired the Mortgage Loan in connection with the Merger. The Mortgage Loan bears interest at the annual rate of 8.63%, requires interest only payments until its maturity in 2005 and is secured by a pool of the Company's properties with a net book value of $134,867 as of March 31, 1996.

      Concurrent with the Merger, the Company closed on the Unsecured Credit Facility. The facility bears interest at LIBOR plus 1.7%, requires interest only payments until maturity in February 1998, and provides for fees on the unused facility of 25 basis points to the extent that less than 65% of the facility is used and 15 basis points to the extent that more than 65% of the facility is used. The Unsecured Credit Facility provides for a maximum borrowing amount of $75 million (see Note 11).

      At March 31, 1996, the Company had drawn $31,900 on the Unsecured Credit Facility. The proceeds were used to payoff debt acquired in connection with the Merger and Asset Purchase, and to fund a portion of the General Tire Facility acquisition (see Note 10).


7.    INCOME TAXES.

      The Company intends to make an election to be taxed as a real estate investment trust ("REIT") for federal income tax purposes for the tax year ended December 31, 1996. To qualify for REIT status, the Company must meet a number of ongoing organizational and operational requirements. If the Company satisfies those REIT requirements, it generally will not be subject to federal income tax to the extent it currently distributes all of its net taxable income (including net capital gains) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to certain state and local taxes imposed on its income and properties, and to federal income and excise taxes on its undistributed income. The Company does not intend to seek a ruling from the Internal Revenue Service regarding its status as a REIT.


8.    COMMON AND PREFERRED STOCK.

      The initial capitalization of the Company consisted of 900 shares of common stock, par value $0.001 per share (the "Common Stock"), issued for a total consideration of $14 (originally $18 of which $4 was subsequently refunded). In connection with the Merger and Asset Purchase transactions, the Company issued 7,601,478 and 390,360 shares of Common Stock, respectively. The Company's Net Income per Weighted Average Common Share Outstanding for the three months ended March 31, 1996 was computed based on weighted average common shares outstanding of 3,419,389.

      Concurrent with the Merger and Asset Purchase, the Company closed the Preferred Stock Private Placement. The proceeds from the Preferred Stock Private Placement were used to retire debt acquired in connection with the Merger and Asset Purchase in the principal amount of $33,500.

      On March 25, 1996, the Company declared dividends to holders of Common and Series B Preferred Shares in the aggregated amount of $982 and $295, respectively, or $0.12 and $0.13 per share, respectively, payable on April 19 and April 15, 1996, respectively.


9.    STOCK PLAN.

      The Board of Directors of the Company has adopted an incentive plan (the "Stock Plan") to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants and advisors, by providing them with equity participation in the Company. The Stock Plan provides for the grant of incentive stock options, non-qualified stock options, unrestricted stock, restricted stock and stock appreciation rights.

      Certain officers of the Company exercised stock options granted in 1995 and purchased 191,400 shares of the Company's Common Stock. In connection with the grant of these options, the Company agreed to repurchase certain promissory notes executed by the officers from a third party lender in the event that the officers default under such notes.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 become effective for the Company in 1996. This statement encourages a "fair value based method" of accounting for an employee stock option or similar equity instrument which calls for compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. In accordance with the provisions of SFAS No. 123, the Company will record measurement of compensation for its stock plans using the "intrinsic value based method" of accounting, with disclosure of the pro forma impact on net income and earnings per share as if the "fair value based method" of accounting had been applied. The Company has adopted SFAS No. 123 and believes that the adoption will not have a material impact upon its financial position and results of operations.


10.   PROPERTY ACQUISITION.

      After exercising its option, the Company purchased a 332,790 square foot facility located in the City of Industry (the "General Tire Facility") on March 29, 1996. The purchase price totaled $9,527 and was financed by applying the $300 deposit paid in 1995, with the $9,227 balance funded by a draw on the Unsecured Credit Facility.

      The Company is negotiating with the lender of the Mortgage Loan to include the General Tire Facility in the collateral pool of properties, thus obtaining a release of the $5,551 in restricted cash. The restricted cash serves as collateral for a Letter of Credit issued in favor of the lender. The Company intends to use the released funds to pay down its Unsecured Credit Facility.


11.   SUBSEQUENT EVENT.

      On April 3, 1996, the Company closed on an offering comprising the issuance of 1,500,000 shares of the Company's Common Stock at an offering price of $16.375 per share, resulting in gross proceeds of $24,563 (the "Offering"). The Company used the net proceeds of the Offering and existing cash reserves to make a $24,000 pay down on its Unsecured Credit Facility. In connection with the Offering, the Company was able to negotiate an increase of the maximum borrowing amount under the Unsecured Credit Facility from $50,000 to $75,000.

      In May 1996, the Company anticipates entering into an agreement to develop and lease to an identified tenant a 362,000 square foot build-to-suit warehouse facility in Grand Prairie, Texas. Once developed, the tenant will lease the property on a 15-year, triple-net lease. The total cost for the design and construction of the facility is estimated to be $15.6 million, with a targeted completion date in December 1996. The Company anticipates funding the total cost with draws from the Unsecured Credit Facility.

12.   SUPPLEMENTAL INFORMATION.

Pro Forma Operating Information.

      As discussed in Note 4, in accordance with generally accepted accounting principles, the Company accounted for the Merger and Asset Purchase by the purchase method. As such, the Company is providing the following pro forma and historical combined operating data as supplemental information.

      The pro forma consolidated operating data presented below for the three month periods ended March 31, 1996 and March 31, 1995 have been prepared to reflect (i) the completion of the Offering and pay down of the Unsecured Credit Facility, (ii) the General Tire Facility Acquisition, (iii) the Merger, (iv) the Asset Purchase, (v) the Private Placement, and (vi) certain other adjustments as if such transactions had occurred on January 1, 1995.

      The pro forma information is unaudited and is not necessarily indicative of the consolidated results that would have occurred if the transactions and adjustments reflected therein had been consummated in the period presented, or an any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.

                                          THREE MONTHS
                                         ENDED MARCH 31,
                                            1996    1995
                                         ------- -------
REVENUES:
Rentals from Real Estate Investments     $ 9,770 $ 9,891
Interest and Other Income                    156      66
                                         ------- -------
TOTAL REVENUES                             9,926   9,957

EXPENSES:
Interest Expense                           1,581   1,537
Property Taxes                             1,481   1,479
Property Operating Costs                   1,011   1,010
General and Administrative Expenses        1,200   1,200
Depreciation and Amortization              1,092   1,093
                                         ------- -------
TOTAL EXPENSES                             6,365   6,319
                                         ------- -------

NET INCOME BEFORE EXTRAORDINARY ITEM     $ 3,561 $ 3,638
                                         ======= =======

HISTORICAL COMBINED OPERATING INFORMATION

      The statement of operations presented below represents the historical and as adjusted historical combined consolidated operating data of the Merged Trusts for the three months ended March 31, 1995. The financial data is presented for informational use and is not intended to be compared, nor is it comparable to the Company's Consolidated Statement of Operations for the three months ended March 31, 1996.

      This financial information is unaudited and is not necessarily indicative of the combined consolidated results that would have occurred if the transactions and adjustments reflected therein had been consummated in the period presented, or an any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.

                                              MERGED TRUSTS
                                       THREE MONTHS ENDED MARCH 31, 1995
                                      -----------------------------------
                                      Historical  Adjustment  As Adjusted
                                      Combined        (1)     Historical
                                      -----------------------------------
  REVENUES:
  Rentals from Real Estate
   Investments                        $    8,595  $     (393) $    8,202
  Interest and Other Income                  229          --         229

                                      ----------  ----------  ----------
  TOTAL REVENUES                           8,824        (393)      8,431
                                      ----------  ----------  ----------

  EXPENSES:
  Interest and Amortization of Debt
   Premium                                 2,682         (88)      2,594
  Property Taxes                           1,330         (24)      1,306
  Property Operating Costs                 1,211         (78)      1,133
  General and Administrative                 810          --         810
  Provision for Decrease in Net
   Realizable Value                        1,140      (1,140)         --
  Depreciation and Amortization            2,323        (103)      2,220
                                      ----------  ----------  ----------
  TOTAL EXPENSES                           9,496      (1,433)      8,063
                                      ----------  ----------  ----------
  NET INCOME (LOSS)                   $     (672) $    1,040  $      368
                                      ==========  ==========  ==========

(1)The historical combined consolidated results of operations of the Merged Trusts for the three months ended March 31, 1995 has been adjusted to reflect the elimination of the operations of Paradise Marketplace property, which was sold in July 1995. In addition, interest expense was reduced resulting from the pay down on the related debt using the net proceeds received from the sale.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.
               (dollars in thousands unless indicated otherwise)

INTRODUCTION

      The Company is a self-administered and self-managed real estate investment trust engaged primarily in the business of owning, acquiring, managing, leasing and developing income-producing warehouse/distribution and light industrial properties. The Company's principal asset is its portfolio of 78 industrial and seven retail properties.

      The following discussion should be read in conjunction with the Company's Form 10-K for 1995 and in conjunction with the Consolidated Balance Sheets, Statement of Operations and Cash Flows and the notes thereto included in pages 2 through 11 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.


LIQUIDITY AND CAPITAL RESOURCES

General

      The Company intends to finance property acquisitions, expansions and renovations using a combination of cash flow from operations and bank and institutional debt financing, supplemented with private or public debt or equity placements. Where intermediate or long-term debt financing is employed, the Company will generally seek to obtain fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt.

Sources of Liquidity

      The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, (iii) proceeds from the Unsecured Credit Facility, (iv) proceeds from private or public equity or debt placements, and
(v) proceeds from property dispositions. A summary of the Company's historical cash flows is as follows:

                                          Three Months Ended
                                             March 31, 1996
                                          ------------------
     Cash  flows provided by (used in):
     Operating activities                        $  (395)
     Investing activities                        $ 1,708
     Financing activities                        $ 5,420


      In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to shareholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations represents net income before extraordinary items, adjusted for depreciation on real property and amortization of tenant improvement costs and lease commissions, and gains from the sale of property (if any). A reconciliation of the Company's net income before extraordinary item to Funds From Operations for the three months ended March 31, 1996 is as follows:


  Income Before Extraordinary Item            $    936
  Reconciling Item:
    Depreciation and Amortization
      relating to real estate operations           503
                                              --------
  Funds From Operations                       $  1,439
                                              ========

      As of March 31, 1996, the Company had $7,208 in unrestricted cash and cash equivalents.

      The Company used the proceeds from the Preferred Stock Private Placement to pay off a portion of the total debt acquired in connection with the Merger and Asset Purchase. Subsequent to the Merger, the Company drew on the Unsecured Credit Facility and used the proceeds to retire all other debt assumed upon the Merger and Asset Purchase, except for the $66,094 outstanding on the Mortgage Loan and one individual property Mortgage Note Payable with an outstanding principal balance of $1,456 at March 31, 1996. The Mortgage Loan bears interest at the annual rate of 8.63% and requires interest only payments until its maturity in 2005.

     The Unsecured Credit Facility provides for a maximum borrowing amount of $75 million, bears interest at LIBOR plus 1.7%, requires interest only payments until maturity in February 1998, and provides for fees on the unused facility of 25 basis points to the extent that less than 65% of the facility is used and 15 basis points to the extent that more than 65% of the facility is used. At March 31, 1996, the Company had $31,900 outstanding on the Unsecured Credit Facility of which $24,000 was paid down in April 1996 using proceeds from the Offering and cash reserves.

     In addition, the Company may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance its debt at higher rates. Increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay expected distributions to stockholders.

      On May 11, 1993, Trust IV entered into an interest rate cap agreement which caps the one month LIBOR at 4.50%. The interest rate cap agreement is based upon a notional amount of $11,170 for the period from January 1, 1996 through its expiration on June 28, 1996. The agreement provided for payments to Trust IV to the extent that the one month LIBOR exceeds 4.5%. The agreement was transferred to the Company upon completion of the Merger.

      On April 3, 1996, the Company issued 1,500,000 shares of the Company's Common Stock to investors for $16.375 per share, resulting in gross proceeds of $24,563 (the "Offering"). The net proceeds from the Offering, together with cash reserves, were used to pay down $24,000 on the Unsecured Credit Facility. In connection with the Offering, the Company was able to negotiate an increase of the maximum borrowing amount under the Unsecured Credit Facility from $50,000 to $75,000.

      In connection with the Merger, the Company issued to holders of Trust VI and Trust VII common stock approximately 553,000 Merger Warrants to purchase an equal number of shares of the Company's common stock. The Merger Warrants were issued on April 8, 1996 and will be exercisable during the period May 23, 1997 through February 24, 1999. The exercise price of the Warrants ($16.23 per share) equals the average of the closing prices of the Company's Common Stock as quoted on the New York Stock Exchange during the first twenty trading days after the Merger.

      In May 1995, the Company anticipates closing the sell of the Moorpark R & D Building located in Moorpark, California. The net proceeds from the sale of the property will be utilized to pay down the Unsecured Credit Facility.


USES OF LIQUIDITY

      The Company's principal applications of its cash resources are: (i) operating costs including property expenses, property taxes, general and administrative expenses, interest expense, and legal costs, (ii) capital improvements and leasing costs, (iii) payment of distributions, (iv) principal paydowns on its debt, and (v) property acquisitions.

      During 1996, the Company anticipates that it will have sufficient Funds From Operations to fund: (i) its operating needs, (ii) capital improvements on the properties, and (iii) the proposed distributions to its common and preferred stockholders. Planned capital improvements on the Company's properties consists of tenant improvements and other expenditures necessary to lease and maintain the properties.

       During the three months ended March 31, 1996, the Company declared dividends to holders of Common Stock and Series B Preferred Stock in the aggregated amount of $982 and $295, respectively, or $0.12 and $0.13 per share, respectively, payable on April 19 and April 15, 1996, respectively. The Common Stock dividends represent a pro-rated quarterly rate of $0.29 per share to holders of the Company's Common Stock, which on annualized basis is equivalent to an annual distribution of $1.16 per share of Common Stock. The Series B Preferred Stock dividends represents a pro-rated quarterly rate of $0.31 per share, or an annualized dividend rate of $1.24 per share of Series B Preferred Stock. The Company's initial distribution level is based on a number of assumptions relating to future operations of the Company.

      On March 29, 1996, the Company exercised its purchase option and acquired a 332,790 square foot, single-tenant warehouse/distribution facility located in the City of Industry, California. The purchase price totaled $9,527 and was financed by applying the $300 deposit paid in 1995, with the $9,227 balance funded by a draw on the Unsecured Credit Facility The current tenant occupying the property is under a triple net lease running through March 2001.

OTHER REAL ESTATE ACTIVITY

      On March 6, 1996, the Company entered into an agreement with a current tenant to develop and lease to that tenant a 367,744 square foot build-to-suit warehouse facility in Lewisville, Texas. The tenant has agreed to a 15-year lease of this facility once developed. The Company has under contract an approximate 20.3 acre industrial site where the facility will be constructed. The total cost for the design and construction of the facility is estimated to be $10.2 million. Construction commenced on April 22, 1996 with a targeted completion date of December 31, 1996.

      In May 1996, the Company anticipates entering into an agreement to develop and lease to an identified tenant a 362,000 square foot build-to-suit warehouse facility in Grand Prairie, Texas. Once developed, the tenant will lease the property on a 15-year, triple-net lease. The total cost for the design and construction of the facility is estimated to be $15.6 million, with a targeted completion date in December 1996. The Company anticipates funding the total cost with draws from the Unsecured Credit Facility.

    Two of the Company's properties have experienced groundwater contamination. An environmental consultant has reported that the sources of the contamination appear to be adjoining parcels. Two responsible parties have acknowledged, one in writing and one orally, that they must fund remediation costs. Management has reviewed the financial condition of the responsible parties (one a Fortune 500 company and the other a municipality located in the San Francisco Bay Area) and believes that both parties have the ability to fund the costs of remediation. Accordingly, the Company has not accrued any liability related to these two properties.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

      The Company was incorporated on May 18, 1995. The Merger and Asset Purchase were consummated on February 23, 1996. The Company's historical results of operations for the three months ended March 31, 1996 reflect the operating activities resulting from the Merger and Asset Purchase from February 23, 1996. Prior to the Merger and Asset Purchase, the Company had no operating activities other than interest on its investment and administrative expenses. Accordingly, comparison of such historical results to either the pro forma or as adjusted historical results from the prior year would not be meaningful.

Comparison  of Pro  Forma  Operating  Information  for the  Three  Month
Periods Ended
March 31, 1996 and March 31, 1995

      The Company's pro forma Rentals from Real Estate Investments for the three months ended March 31, 1996 and 1995 totaled $9,770 and $9,891, respectively. The decrease of $121 or 1.2% during 1996, compared to 1995, was primarily due to the vacancy at the Company's Lombard property.

      Compared to 1995, pro forma Interest and Other Income for the three months ended March 31, 1996 increased by $90 or 57.4%. The increase was primarily due to higher average cash balances available for investment.

RISKS AND UNCERTAINTIES ASSOCIATED WITH FORWARD LOOKING STATEMENTS

      This document contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that may cause such difference include, but are not limited to, the risks described under the captions (i) "Management's Discussions and Analysis of Financial Condition and Results of Operations - Discussion of Known Trends, Events and Uncertainties" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and (ii) "Risk Factors" in Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No.
333-02333).

- - ------------------------------------------------------------------------
                       PART II: OTHER INFORMATION
- - ------------------------------------------------------------------------


      ITEM 1.     LEGAL PROCEEDINGS.

      There are no material pending legal proceedings which the Company or any partnership in which the Company has an interest is a party or to which any of the assets of the Company or any such partnership is subject.


      ITEM 2.     CHANGES IN SECURITIES.

      None.


      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      None.


      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At a meeting held on January 6, 1996, the Company's shareholders unanimously approved (a) certain amendments to the Company's stock plan and (b) certain amendments to Article 5 of the Company's Charter.


      ITEM 5.     OTHER INFORMATION.

      None.

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)         Exhibits:  None.

      (b) Reports on Form 8-K. The following Form 8-K reports were filed during the quarter ended March 31, 1996:

                  Current Report on Form 8-K and related Form 8-K/A Amendment No. 1, both dated February 23, 1996. These reports reported the merger of three other real estate investment trusts into the Company, the Company's acquisition of assets from a fourth real estate investment trust, the private placement of Company preferred stock, and the establishment of an unsecured credit facility. These reports included the following financial statements: (i) for the Company: Report of Independent Public Accountant, Balance Sheet as of December 31, 1995, Statement of Operations for the period from May 18, 1995 (Inception) to December 31, 1995, Statement of Stockholders' Deficit for the period from May 18, 1995 (Inception) to December 31, 1995, Statement of Cash Flows for the period from May 18, 1995 (Inception) to December 31, 1995, and Notes to Financial Statements, (ii) for the three real estate investment trusts merged into the Company: Report of Independent Accountants, Historical Combined Balance Sheets as of December 31, 1995 and 1994, Historical Combined Statements of Operations for the years ended December 31, 1995, 1994, and 1993, Historical Combined Statements of Stockholders' Equity for the years ended December 31, 1995, 1994, and 1993, Historical Combined Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993, Notes to Historical Combined Financial Statements, Schedule II - Historical Combined and Qualifying Accounts, and Schedule III - Historical Combined Real Estate and Accumulated Depreciation, and (iii) for the assets acquired from the fourth real estate investment trust: Report of Independent Public Accounts, Combined Statements of Revenue and Certain Expenses for the years ended December 31, 1995, 1994, and 1993, and Notes to Combined Statements of Revenues and Certain Expenses. These reports also included the following pro forma financial information for the Company:
                  Background, Pro Forma Consolidated Balance Sheet as of December 31, 1995, Notes to Pro Forma Consolidated Balance Sheet, Pro Forma Consolidated Statement of Operations for the year ended December 31, 1995, and Notes to Pro Forma Consolidated Statement of Operations.

                  Current  Report of Form 8-K dated March 13, 1996 reporting the
                  Company's   filing  of  a  registration   statement  with  the
                  Securities and Exchange Commission.

                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERIDIAN INDUSTRIAL TRUST, INC.




Dated:  May 15, 1996                By: Allen J. Anderson
                                        -------------------
                                        Allen J. Anderson
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



Dated:  May 15, 1996                By: Milton K. Reeder
                                        -------------------
                                        Milton K. Reeder
                                        President and Chief Financial Officer
                                        (Principal Financial Officer)