Form 10-Q
period 1996-06-30
MERIDIAN INDUSTRIAL TRUST INC
filed 1996-08-14
CIK 946637

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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
incorporation or organization)

      455 Market Street
      17th Floor
      San Francisco, California                               94105

 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (415) 281-3900
                                                       -------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
     -------------------      -----------------------------------------

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

                                Yes X No ____
                                   ---


 Indicate the number of shares outstanding of the common and preferred stock, as of the latest practicable date:

     Shares of Series B Preferred Stock as of August 1, 1996 : 2,272,727
           Shares of Common Stock as of August 1, 1996 : 9,690,174

- ------------------------------------------------------------------------
                     PART I: FINANCIAL INFORMATION
- ------------------------------------------------------------------------


      ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 1995 Form 10-K and quarter ended March 31, 1996 Form 10-Q of the registrant (the "Company"). These consolidated statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of the Company's management, all material adjustments of a normal, recurring nature considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                    MERIDIAN INDUSTRIAL TRUST, INC.

                 CONSOLIDATED CONDENSED BALANCE SHEETS
               As of June 30, 1996 and December 31, 1995
              (unaudited, in thousands, except share data)

                                                        1996      1995
                                                     --------  -------
                                 ASSETS
INVESTMENT IN REAL ESTATE:
Rental Properties                                    $248,903  $   300
Less:  Accumulated Depreciation                        (1,794)      --
                                                     --------  -------
                                                      247,109      300
OTHER ASSETS:
Cash and Cash Equivalents                               2,638      475
Restricted Cash                                         5,551       --
Cash Held in Escrow                                     1,928       --
Investment in Marketable Security                          --    2,607
Accounts Receivable, Net of Reserves of $826 at
   June 30, 1996                                        1,255       --
Notes Receivable from Affiliate                           720       --
Capitalized Loan Fees, Lease Commissions and
   Other Assets, Net                                    3,293      342
                                                     --------  -------
TOTAL ASSETS                                         $262,494  $ 3,724
                                                     ========  =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage Loan                                        $ 66,094  $    --
Unsecured Credit Facility                              11,900       --
Notes Payable to Affiliates                                --      750
Accrued Dividends Payable                               3,515       29
Accounts Payable                                        4,186       10
Due to Affiliate                                           --      232
Short-Term Loan Payable                                    --    2,351
Prepaid Rent, Tenant Deposits and Other Liabilities     2,137       66
                                                     --------  -------
TOTAL LIABILITIES                                      87,832    3,438
                                                     --------  -------

REDEEMABLE SERIES A PREFERRED STOCK--Par value
  $0.001;   fully redeemed at June 30, 1996;
  1,000,000 shares issued and outstanding at
  December 31, 1995                                        --    1,000
                                                     --------  -------

STOCKHOLDERS' EQUITY:
Authorized Shares -- 175,000,000 shares of Common
  Stock and 25,000,000 shares of Preferred Stock
  authorized, each with par value of $0.001;
  9,689,457 and 900 shares of Common Stock
  issued and outstanding at June 30, 1996 and
  December 31, 1995, respectively; and 2,272,727
  shares of Series B Preferred Stock issued and
  outstanding at June 30, 1996 with liquidation
  preference of $35,000                                    12        1

Paid-in Capital                                       176,764      607
Distributions in Excess of Income                      (2,114)  (1,322)
                                                     --------  -------
TOTAL STOCKHOLDERS' EQUITY                            174,662     (714)
                                                     --------  -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $262,494  $ 3,724
                                                     ========  =======

    The accompanying notes are an integral part of these statements

                    MERIDIAN INDUSTRIAL TRUST, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
       For the Three and Six Month Period Ended June 30, 1996 and
     For the Period From May 18, 1995 (Inception) to June 30, 1995
              (unaudited, in thousands, except share data)

                                         Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                            1996     1995      1996     1995
                                           ------   -------   ------  -------
REVENUES:
Rentals from Real Estate Investments       $ 9,904  $  --    $  --     13,372
Interest and Other Income                      228      5      384          5
TOTAL REVENUES                             -------- -------  -------  -------
                                             10,132     5    13,756         5
                                           -------- -------  -------  -------

EXPENSES:
Interest Expense                              1,679    --     2,537        --
Property Taxes                                1,347    --     1,896        --
Property Operating Costs                      1,144    --     1,314        --
General and Administrative                    1,183    --     1,788        --
Depreciation and Amortization                 1,337    --     1,843        --
TOTAL EXPENSES                             --------  -------  ------- -------
                                              6,690    --     9,378        --
                                           --------  -------  ------- -------

Income Before Gain on Sale of Property
  and Extraordinary Item                      3,442     5     4,378         5
Gain on Sale of Property                          7    --         7        --
                                           --------  -------  ------- -------
Income Before Extraordinary Item              3,449     5     4,385         5
Extraordinary Item - Expenses Incurred
  in Connection with Debt Retirements           (36)    --     (411)       --

NET INCOME                                 $  3,413  $  5     $3,974   $    5
                                           ========  =======  =======  =======

Net Income                                 $  3,413 $   5    $ 3,974   $    5
LESS: PREFERRED DIVIDENDS DECLARED             (705)   --    (1,000)       --
                                           --------  -------  ------- -------
NET INCOME ALLOCABLE TO COMMON             $  2,708 $   5    $ 2,974   $    5
                                           ========  =======  =======  =======

NET INCOME ALLOCABLE TO COMMON PER
 WEIGHTED AVERAGE COMMON SHARE
 OUTSTANDING                               $   0.28 $  5.56  $  0.45  $  5.56
                                           ======== =======  =======  =======

    The accompanying notes are an integral part of these statements

                    MERIDIAN INDUSTRIAL TRUST, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            For the Six Month Period Ended June 30, 1996 and
        For the Period May 18, 1995 (Inception) to June 30, 1995
                       (unaudited, in thousands)

                                                              1996      1995
                                                         --------- ---------
        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income                                       $  3,974  $      5
           Adjustments to reconcile net income to cash
            provided by operating activities:
               Depreciation                                 1,817        --
               Amortization                                   212        --
               Straight Line Rent                            (530)       --
               Gain on Sale of Property                        (7)       --
               Extraordinary Item - Expenses Incurred
                 in Connection with Debt Retirements          411        --
               Increase in Cash Held In Escrow                (29)       --
               Decrease in Accounts Receivable                884        --
               Increase in Accounts Payable                 1,288        --
               Decrease in Due to Affiliates                 (468)       --
               Decrease in Other Assets                         4        --
               Decrease in Prepaid Rent and Other
                 Liabilities                               (2,772)       --
                                                         --------- ---------
        Net Cash Provided by Operating Activities           4,784         5
                                                         --------- ---------

        CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash Contributed by Merged Trusts                   11,892       --
        Net Cash Received from Property Disposition          3,889       --
        Net Cash Paid in Connection with Asset Purchase     (3,257)      --
        Redemption of Series A Preferred Stock and
        Accrued
          Dividends Payable                                    (83)      --
        Acquisition of Rental Properties                   (17,756)      --
        Land Acquisition and Property Development Costs     (4,415)      --
        Recurring Building Improvements                       (204)      --
        Recurring Tenant Improvements                         (294)      --
        Recurring Leasing Commissions                         (477)      --
        Maturity of Short-Term Investment                    2,607       --
        Purchase of Personal Property                         (203)      --
                                                         --------- ---------
        Net Cash Used in Investing Activities               (8,301)      --
                                                         --------- ---------

        CASH FLOWS FROM FINANCING ACTIVITIES:
        Capitalized Loan Fees                                 (455)      --
        Retirement of Notes Payable to Affiliates             (750)      --
        Debt Retirements                                   (59,408)      --
        Payoff of Short-Term Loan Payable                   (2,351)      --
        Drawdowns on Unsecured Credit Facility              40,900       --
        Payments on Unsecured Credit Facility              (29,000)      --
        Distributions Paid to Stockholders                  (1,278)      --
        Proceeds from the Issuance of Common and
        Preferred Stock, Net                                58,022    1,018
                                                         --------- ---------
        Net Cash Provided by Financing Activities            5,680    1,018
                                                         --------- ---------

        NET INCREASE IN CASH AND CASH EQUIVALENTS            2,163    1,023
        Cash and Cash Equivalents- Beginning of Period           0       --
                                                         --------- ---------
        CASH AND CASH EQUIVALENTS- END OF PERIOD         $   2,638 $  1,023
                                                         ========= =========

        Cash Paid for Interest                           $   1,652 $     --


    The accompanying notes are an integral part of these statements

                    MERIDIAN INDUSTRIAL TRUST, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            For the Six Month Period Ended June 30, 1996 and
     For the Period From May 18, 1995 (Inception) to June 30, 1995
                       (unaudited, in thousands)

                                                              1996      1995
                                                         --------- ---------
        SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:

        Merger Transaction:
          Acquisition Cost Allocated to Investment in
            Real Estate                                   203,489        --
          Restricted Cash                                   5,551        --
          Receivables, Net                                  2,889        --
          Note Receivable from Affiliate                      720        --
          Capitalized Loan Fees                               992        --
          Cancellation of Redeemable Series A
            Preferred Stock                                   960        --
          Mortgage Loan Assumed                           (66,094)       --
          Other Long-Term Debts Assumed                   (43,191)       --
          Accounts Payable Assumed                         (2,869)       --
          Shares of Common Stock Issued, at Par Value          (8)       --
          Paid-in Capital                                (109,842)       --
          Other Net Liabilities Assumed                    (4,489)       --

        Asset Purchase Transaction:
          Acquisition Cost Allocated to Investment in
            Real Estate                                    26,342        --
          Restricted Cash Applied to Debt Payment             117        --
          Mortgage Notes Payable Assumed                  (16,334)       --
          Paid-in Capital of Common Shares Issued          (6,392)       --
          Accrued Closing Costs and Pro-rated Items          (476)       --

        Property Acquisitions:
          Purchase Price                                   18,056        --
          Land for Built-to-Suit Facilities                 2,296        --
          Deposit Applied to Purchase Price                  (300)       --

        Property Disposition:
          Net Property Basis of Moorpark R & D Building    (3,877)       --
          Other Assets, Net of Other Liabilities               (5)       --


    The accompanying notes are an integral part of these statements

                    MERIDIAN INDUSTRIAL TRUST, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          As of June 30, 1996
              (unaudited, in thousands, except share data)

1.    Organization.

      Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed operating company engaged primarily in the business of owning, developing, acquiring, leasing and managing income-producing warehouse/distribution and light industrial properties. The Company's principal asset is its portfolio of 80 industrial and seven retail properties.

      On February 23, 1996, the Company merged with Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co. and Meridian Point Realty Trust VII Co. ("Trust IV," "Trust VI" and "Trust VII," respectively; collectively referred to as the "Merged Trusts"), with the Company as the surviving entity (that transaction is referred to below as the "Merger"). In addition, concurrent with the Merger, the Company acquired certain properties, and assumed certain mortgage notes and other liabilities, from Meridian Point Realty Trust `83 ("Trust 83") (that transaction is referred to below as the "Asset Purchase").

      Concurrent with the closing of the Merger and Asset Purchase, the Company closed a private placement of preferred stock (the "Preferred Stock Private Placement") and entered into an unsecured credit facility (the "Unsecured Credit Facility") (see Notes 4 and 5). The Preferred Stock Private Placement consisted of the issuance of 2,272,727 shares of Series B convertible preferred stock, par value $0.001 per share ("Series B Preferred Stock"), at $15.40 per share for gross proceeds of $35,000. The Unsecured Credit Facility provides for a maximum borrowing amount of $75,000 and is intended to provide the Company with funds for property development, acquisitions and working capital needs.

      Prior to February 23, 1996, the Company had no operating activities other than interest on its investments and general and administrative expenses.


2.    Summary of Significant Accounting Policies.

      (a) Management Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (b)   Cash  and  Cash  Equivalents.   The  Company  considers  all
short-term investments with an original maturity of three months or less to be cash equivalents.

      (c) Restricted Cash. The restricted cash of $5,551 served as collateral for a letter of credit issued in favor of the lender of the Mortgage Loan (see
Note 4). Subsequent to June 30, 1996, the Company was able to obtain from the lender a release of the restricted cash by adding one property to the Mortgage Loan collateral. The Company used the released funds to make a payment on the Unsecured Credit Facility.

      (d) Income Taxes. The Company intends to make an election to be taxed as a real estate investment trust ("REIT") for federal income tax purposes for the tax year ended December 31, 1996. To qualify for REIT status, the Company must meet a number of ongoing organizational and operational requirements. If the Company satisfies those REIT requirements, it generally will not be subject to federal income tax to the extent it currently distributes all of its net taxable income (including net capital gains) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to certain state and federal taxes imposed on its income and properties. The Company does not intend to seek a ruling from the Internal Revenue Service regarding its status as a REIT.

      (e) Net Income Per Share. Net income per share is calculated by dividing net income, after deduction of preferred stock dividends declared, by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 9,656,490 and 6,538,309 for the three and six months ended June 30, 1996, respectively. The weighted average number of common shares outstanding was 900 for the period from May 18, 1995 (Inception) to June 30, 1995 (see Note 5).


3.    Investment in Real Estate.

      In accordance with generally accepted accounting principles, the Company has accounted for the Merger and Asset Purchase using the purchase method (see
Note 9). As a result, the assets and liabilities acquired in connection with the Merger and Asset Purchase are recorded at their "acquisition cost," representing the fair value of the consideration surrendered and liabilities assumed. The acquisition cost was then allocated to all identifiable assets based upon their individual estimated fair market values. The following is a summary of the acquisition cost recorded in connection with the Merger and Asset Purchase:

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
                                                                 =========


      Investments in Real Estate are depreciated over 35 years using the straight-line method. Expenditures for maintenance, repairs and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Tenant improvements and leasing commissions are capitalized and amortized under the straight-line method over the terms of the related lease.

4.    Debt Facilities.

      The Company has a fixed rate facility which it acquired in connection with the Merger (the "Mortgage Loan"). The Mortgage Loan bears interest at the annual rate of 8.63%, requires interest only payments until its maturity in 2005 and is secured by a pool of the Company's properties with a net book value of $134,205 as of June 30, 1996.

      Concurrent with the Merger, the Company closed on the Unsecured Credit Facility. The facility bears interest at LIBOR plus 1.7% per annum, requires interest only payments until maturity in February 1998, and provides for an annual fee on the unused facility of 25 basis points to the extent that less than 65% of the facility is used and 15 basis points to the extent that more than 65% of the facility is used. The Unsecured Credit Facility provides for a maximum borrowing amount of $75,000.

      During the six months ended June 30, 1996, the Company received advances on the Unsecured Credit Facility totaling $40,900 to payoff debt acquired in connection with the Merger and Asset Purchase and fund property acquisitions (see Note 7).

      Also during the six months ended June 30, 1996, the Company made payments on the Unsecured Credit Facility totaling $29,000 using proceeds received from:
(i) an offering of 1,500,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock") (see Note 5), (ii) the sale of the Moorpark R & D Building (see Note 8), and (iii) existing cash reserves.

      As of June 30, 1996, the Company had $11,900 outstanding on the Unsecured Credit Facility.


5.    Common and Preferred Stock.

      The initial capitalization of the Company consisted of 900 shares of Common Stock, issued for a total consideration of $14 (originally $18 of which $4 was subsequently refunded). In connection with the Merger and Asset Purchase transactions, the Company issued 7,601,478 and 390,360 shares of Common Stock, respectively.

      Concurrent with the Merger and Asset Purchase, the Company closed the Preferred Stock Private Placement. The proceeds from the Preferred Stock Private Placement were used to retire debt acquired in connection with the Merger and Asset Purchase in the principal amount of $33,500.

      On March 25, 1996, the Company declared dividends to holders of Common Stock and Series B Preferred Stock in the aggregated amount of $983 and $295, respectively, or $0.12 and $0.13 per share, respectively, payable on April 19 and April 15, 1996, respectively.

      On April 3, 1996, the Company closed on an offering comprising the issuance of 1,500,000 shares of the Company's Common Stock at an offering price of $16.375 per share, resulting in gross proceeds of $24,563 (the "Offering"). The Company used the net proceeds of the Offering and existing cash reserves to make a $24,000 payment on its Unsecured Credit Facility. In connection with the Offering, the Company was able to negotiate an increase of the maximum borrowing amount under the Unsecured Credit Facility from $50,000 to $75,000.

      On June 11, 1996, the Company declared dividends to holders of Common Stock and Series B Preferred Stock in the aggregated amount of $2,810 and $705, respectively, or $0.29 and $0.31 per share, respectively, payable on July 19 and July 15, 1996, respectively.

6.    Stock Plan.

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


7.    Property Acquisitions.

      During the six months ended June 30, 1996, the Company purchased two properties located in California with an aggregate square footage of 492,790. The purchase prices totaled $18,056 and were financed by applying a $300 deposit paid in 1995, with the balance funded by draws on the Unsecured Credit Facility.

      Also during the six months ended June 30, 1996, the Company entered into separate agreements with two identified tenants to develop two build-to-suit facilities with an aggregate square footage of 730,000. The total cost for the design and construction of the facilities located in Texas is estimated to total approximately $25,800, with targeted completion dates of December 1996 and January 1997. The Company anticipates funding a majority of the costs with draws from the Unsecured Credit Facility.


8.    Property Disposition.

      On May 15, 1996, the Company sold the Moorpark R & D Building located in Moorpark, California for $4,100. After closing costs and pro-rated items which totaled $211, the Company received net proceeds from the sale of the property amounting to $3,889. The net proceeds were used to retire a portion of the outstanding principal on the Unsecured Credit Facility (see Note 4).


9.    Supplemental Information.

Pro Forma Operating Information.

      As discussed in Note 3, in accordance with generally accepted accounting principles, the Company accounted for the Merger and Asset Purchase by the purchase method of accounting. As such, the Company is providing the following pro forma and historical combined operating data as supplemental information.

      The pro forma consolidated operating data presented below for the six-month periods ended June 30, 1996 and June 30, 1995 have been prepared on the assumption that the following transactions occurred on January 1, 1996: (i) the completion of the Offering and payment on the Unsecured Credit Facility,
(ii) the General Tire  Facility and BT Office  Products  facility  acquisitions,
(iii) the sale of the Moorpark R & D Building, (iv) the Merger, (v) the Asset Purchase, (vi) the Private Placement, and (vii) certain other adjustments.

      The pro forma information is unaudited and is not necessarily indicative of the consolidated results that would have occurred if the transactions and adjustments reflected therein had been consummated in the period presented or an any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.

                                          SIX MONTHS ENDED
                                              JUNE 30,
                                             1996      1995
                                         -------- ---------
REVENUES:
Rentals from Real Estate Investments     $ 19,996 $  19,928
Interest and Other Income                     384       132
                                         -------- ---------
TOTAL REVENUES                           $ 20,380    20,060

EXPENSES:
Interest Expense                            3,476     3,415
Property Taxes                              2,858     2,765
Property Operating Costs                    2,191     2,148
General and Administrative Expenses         2,400     2,400
Depreciation and Amortization               2,308     2,306
                                         -------- ---------
TOTAL EXPENSES                             13,233    13,034
                                         -------- ---------

NET INCOME BEFORE EXTRAORDINARY ITEM     $  7,147 $   7,026
                                         ======== =========

Historical Combined Operating Information

      The statement of operations presented below represents the historical and as adjusted historical combined consolidated operating data of the Merged Trusts for the six months ended June 30, 1995. The financial data is presented for informational use and is not intended to be compared to, nor is it comparable, to the Company's Consolidated Statement of Operations for the six months ended June 30, 1996.

      This financial information is unaudited and is not necessarily indicative of the combined consolidated results that would have occurred if the transactions and adjustments reflected therein had been consummated in the period presented or on any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.

                                               MERGED TRUSTS
                                       SIX MONTHS ENDED JUNE 30, 1995
                                       Historical Adjustment As Adjusted
                                       Combined      (1)      Historical
                                       ---------  ---------- ----------
  REVENUES:
  Rentals from Real Estate Investments $  17,191  $  (1,124) $   16,067
  Interest and Other Income                  442         --         442
                                       ---------  ---------- ----------
  TOTAL REVENUES                          17,633     (1,124)     16,509
                                       ---------  ---------- ----------

  EXPENSES:
  Interest and Amortization of Debt
   Premium                                 5,472       (293)      5,179
  Property Taxes                           2,434        (71)      2,363
  Property Operating Costs                 2,629       (195)      2,434
  General and Administrative               1,604         --       1,604
  Provision for Decrease in Net
   Realizable Value                        1,140     (1,140)         --
  Depreciation and Amortization            4,270       (331)      3,939
                                       ---------  ---------- ----------
  TOTAL EXPENSES                          17,549     (2,030)     15,519
                                       ---------  ---------- ----------

  NET INCOME BEFORE EXTRAORDINARY ITEM $      84  $     906  $      990
                                       =========  ========== ==========

(1)The historical combined consolidated results of operations of the Merged Trusts for the six months ended June 30, 1995 have been adjusted to eliminate the operations of the Moorpark R & D Building and Paradise Marketplace properties, which were sold in May 1996 and July 1995, respectively. In addition, interest expense was reduced resulting from the payment on the related debt using the net proceeds received from the sale of Paradise Marketplace.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.
               (dollars in thousands unless indicated otherwise)

Introduction

      Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed operating company engaged primarily in the business of owning, developing, acquiring, leasing and managing income-producing warehouse/distribution and light industrial properties. The Company's principal asset is its portfolio of 80 industrial and seven retail properties.

      The following discussion should be read in conjunction with the Company's Form 10-K for 1995 and in conjunction with the Consolidated Condensed Balance Sheets, Consolidated Condensed Statement of Operations and Cash Flows and the notes thereto included in pages F-2 through F-11 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.


Liquidity and Capital Resources

General

      The Company intends to finance property developments, acquisitions, expansions and renovations using a combination of cash flow from operations and bank and institutional debt financing, supplemented with private or public debt or equity placements. Where intermediate or long-term debt financing is employed, the Company will generally seek to negotiate fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt.

Sources of Liquidity

      The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, (iii) drawdowns on the Unsecured Credit Facility, (iv) proceeds from private or public equity or debt placements, and
(v) proceeds from property dispositions.

      During the six months ended June 30, 1996, cash flows provided by (used in) operating, investing and financing activities totaled $4,784, $(8,301) and $5,680, respectively.

      In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be an additional measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all the Company's cash needs including development, acquisitions, principal amortization, capital improvements, and distributions to stockholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations represents net income before extraordinary items, adjusted for depreciation on real property and amortization of tenant improvement costs and lease commissions, and gains from the sale of property. A reconciliation of the Company's net income before extraordinary item to Funds From Operations for the six months ended June 30, 1996 is as follows:


  Income Before  Extraordinary Item  $  4,385
  Reconciling Item:
    Depreciation and Amortization
      relating to real estate
        operations                      1,830
    Gain on Sale of Property               (7)
                                     ---------
  Funds From Operations              $  6,208
                                     =========

      As of June 30, 1996, the Company had $2,638 in unrestricted cash and cash equivalents.

      The Company used the proceeds from the Preferred Stock Private Placement to pay off a portion of the total debt acquired in connection with the Merger and Asset Purchase.

      During the six months ended June 30, 1996, the Company received advances on the Unsecured Credit Facility totaling $40,900 to payoff debt acquired in connection with the Merger and Asset Purchase and fund property acquisitions.

      Also during the six months ended June 30, 1996, the Company made payments on the Unsecured Credit Facility totaling $29,000 using proceeds received from:
(i) an offering of 1,500,000 shares of the Company's Common Stock, (ii) the sale of Moorpark R & D Building, and (iii) existing cash reserves. At June 30, 1996, the Company had borrowings of $11,900 outstanding on the Unsecured Credit Facility.

     The Unsecured Credit Facility provides for a maximum borrowing amount of $75 million, bears annual interest at LIBOR plus 1.7%, requires interest only payments until maturity in February 1998, and provides for annual fees on the unused facility of 25 basis points to the extent that less than 65% of the facility is used and 15 basis points to the extent that more than 65% of the facility is used.

     In addition, the Company may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance its debt at higher rates. Increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay expected distributions to stockholders.

      On May 11, 1993, Trust IV entered into an interest rate cap agreement that provided for payments to Trust IV to the extent that the one month LIBOR exceeded 4.5%. The agreement was based upon a notional amount of $11,170 for the period from January 1, 1996 through its expiration on June 28, 1996. The agreement was transferred to the Company upon completion of the Merger. Payments made to the Company under this agreement ceased on June 28, 1996.

      On April 3, 1996, the Company issued 1,500,000 shares of the Company's Common Stock to investors for $16.375 per share, resulting in gross proceeds of $24,563 (the "Offering"). The net proceeds from the Offering, together with cash reserves, were used to make payments of $24,000 on the Unsecured Credit Facility. In connection with the Offering, the Company was able to negotiate an increase in the maximum borrowing amount under the Unsecured Credit Facility from $50,000 to $75,000.

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

      On May 15, 1996, the Company sold the Moorpark R & D Building located in Moorpark, California for $4,100. After closing costs and pro-rated items which totaled $211, the Company received net proceeds from the sale of the property amounting to $3,889. The net proceeds were used to pay down the Unsecured Credit Facility.


Uses of Liquidity

      The  Company's  principal  applications  of its  cash  resources  are  (i)
operating  costs  including  property  expenses,  property  taxes,  general  and administrative expenses, interest expense, and legal costs; (ii) tenant improvement costs; leasing commissions and building improvements; (iii) payment of distributions; (iv) principal payments on its debt; and (v) property development and acquisitions.

      The Company anticipates that it will have sufficient Funds From Operations during 1996 to fund (i) its operating needs, (ii) capital expenditures on the properties, and (iii) the proposed distributions to its common and preferred stockholders.

       During the three months ended March 31, 1996, the Company declared dividends to holders of Common Stock and Series B Preferred Stock in the aggregated amount of $982 and $295, respectively, or $0.12 and $0.13 per share, respectively, payable on April 19 and April 15, 1996, respectively. The Common Stock dividends represent a pro-rated quarterly rate of $0.29 per share to holders of the Company's Common Stock, which on an annualized basis is equivalent to an annual distribution of $1.16 per share of Common Stock. These Series B Preferred Stock dividends represent a pro-rated quarterly rate of $0.31 per share, or an annualized dividend rate of $1.24 per share of Series B Preferred Stock. The Company's initial distribution level is based on a number of assumptions relating to future operations of the Company.

      On June 11, 1996, the Company declared dividends to holders of Common Stock and Series B Preferred Shares in the aggregated amount of $2,810 and $705, respectively, or $0.29 and $0.31 per share, respectively, payable on July 19 and July 15, 1996, respectively.

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

      On June 10, 1996, the Company acquired a recently completed 160,000 square foot warehouse/distribution facility located in Newark, California that was built-to-suit for an office products company. The total acquisition cost to the Company was $8,529. The property is leased on a triple-net basis through the year 2006 with two three-year renewal options.

      On March 6, 1996, the Company entered into an agreement with a tenant currently occupying the Wildwood property. Pursuant to the terms of the agreement, the Company will develop and lease to that tenant a 367,744 square foot build-to-suit warehouse facility in Lewisville, Texas. The tenant has agreed to a 15-year lease of this facility once developed. On April 18, 1996, the Company purchased a 20.3 acre industrial site where the facility is being constructed. The total cost for the design and construction of the facility is estimated to be $10,200. Construction commenced on April 22, 1996 with a targeted completion date of January 1997. As of June 30, 1996, the Company has incurred $3,597 in project costs.

      Upon completion of the build-to-suit warehouse facility, the tenant will vacate the Wildwood property in favor of the build-to-suit facility. The tenant is obligated to continue to pay rent on the vacated space for the lesser of six months from the date the tenant vacates or until the building is leased.

      In May 1996, the Company entered into another agreement to develop and lease to an identified tenant a 362,000 square foot build-to-suit warehouse facility in Grand Prairie, Texas. Once developed, the tenant will lease the property on a 15-year, triple-net lease. The total cost for the design and construction of the facility is estimated to be $15,600, with a targeted completion date in December 1996. Total project costs as of June 30, 1996 totaled $1,994.

      The Company has funded the project costs from cash reserves and draws from the Unsecured Credit Facility. The Company anticipates funding a majority of the future costs with draws from the Unsecured Credit Facility.

      As previously reported, two of the Company's properties have experienced groundwater contamination. Environmental consultants have reported that the sources of the contamination appear to be adjoining parcels. Two responsible parties have acknowledged, one in writing and one orally, that they must fund remediation costs. Management has reviewed the financial condition of the responsible parties (one a Fortune 500 company and the other a municipality located in the San Francisco Bay Area) and believes that both parties have the ability to fund the costs of remediation. Accordingly, the Company does not believe that it will incur any costs associated with the remediation.


Material Changes in Results of Operations

      The Company was incorporated on May 18, 1995. The Merger and Asset Purchase were consummated on February 23, 1996. The Company's historical results of operations for the six months ended June 30, 1996 reflect the operating activities resulting from the Merger and Asset Purchase from February 23, 1996. Prior to the Merger and Asset Purchase, the Company had no operating activities other than interest on its investment and administrative expenses. Accordingly, comparison of such historical results to either the pro forma or as adjusted historical results from the prior year would not be meaningful.

Comparison of Pro Forma Operating  Information for the Six Month Periods
Ended
June 30, 1996 and June 30, 1995

      The Company's pro forma Interest and Other Income for the six months ended June 30, 1996 and 1995 totaled $384 and $132, respectively. The increase of $252 or 190.9% during 1996, compared to 1995, was primarily due to higher average cash balances available for investments.

      Compared to 1995, pro forma Property Taxes for the six months ended June 30, 1996 increased by $93 to $2,858, or 3.4%. The increase was primarily due to higher assessed values on the Company's properties located in Michigan.


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

- ------------------------------------------------------------------------
                       PART II: OTHER INFORMATION
- ------------------------------------------------------------------------


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

      None.


      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      None.


      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company held its Annual Meeting of Stockholders (the "Meeting") on June 10, 1996. The stockholders of the Company voted on and approved the following proposals:

      1.     The election of eight directors for terms expiring in 1997.
      2. A proposal to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

      The proposals were approved by the following votes:

      1.     Election of Directors

                       NAME             FOR       AGAINST
                       ----             ---       -------
                Allen J. Anderson    8,793,040    60,900
                C.E. Cornutt         8,794,108    59,832
                T. Patrick Duncan    8,792,926    61,014
                Peter O. Hanson      8,793,257    60,863
                John S. Moody        8,794,548    59,392
                James M. Pollak      8,793,032    60,908
                Kenneth N. Stensby   8,793,223    60,717
                Lee W. Wilson        8,794,052    59,888

      2.     Ratification of Independent Auditors

                   FOR        AGAINST   ABSTENTIONS    BROKER
                                         NON-VOTES
                8,789,858     19,256      44,826         N/A


      ITEM 5.     OTHER INFORMATION.

      None.


      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)         Exhibits:

       No.        Description
       3.1        The  Company's   Third   Amended  and  Restated   Articles  of
                  Incorporation   filed  April  1,  1996.   These   articles  of
                  incorporation   supersede   the  Third  Amended  and  Restated
                  Articles of Incorporation that (i) were filed on March 4, 1996, and (ii) were listed as an exhibit to the Company's
                  Annual Report on Form 10-K for 1995.

      10.1 MIT-MSAM Excepted Holder Agreement between Morgan Stanley Asset Management Inc. and the Company dated as of April 3, 1996.


      (b) Reports on Form 8-K. The following Form 8-K reports were filed during the quarter ended June 30, 1996:

                  None.

                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERIDIAN INDUSTRIAL TRUST, INC.




Dated:  August 14, 1996             By: ALLEN J. ANDERSON
                                        -----------------------
                                        Allen J. Anderson
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


Dated:  August 14, 1996             By: MILTON K. REEDER
                                        ----------------------
                                        Milton K. Reeder
                                        President and Chief Financial Officer
                                        (Principal Financial Officer)

                    MERIDIAN INDUSTRIAL TRUST, INC.
                           INDEX TO EXHIBITS




 Exhibit Number
(corresponding to the                                              Sequentially
Exhibit Table of Item                                                Numbered
601 of Regulation S-K)                  Description                    Page
- ----------------------                  -----------                ------------
         3.1 The Company's Third Amended and Restated Articles of Incorporation filed April 1, 1996. These articles of incorporation supersede the Third Amended and Restated Articles of Incorporation that (i) were filed on March 4, 1996, and (ii) were listed as an exhibit to the Company's Annual Report on Form 10-K for 1995.

        10.1 MIT-MSAM Excepted Holder Agreement between Morgan Stanley Asset Management Inc. and the Company dated as of April 3, 1996