Form 10-Q
period 1996-09-30
MERIDIAN INDUSTRIAL TRUST INC
filed 1996-11-05
CIK 946637

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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

    Shares of Series B Preferred Stock as of November 1, 1996 : 2,272,727
          Shares of Common Stock as of November 1, 1996 : 9,685,563

------------------------------------------------------------------------
                     PART I: FINANCIAL INFORMATION
------------------------------------------------------------------------


      ITEM 1.     CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 1995 Form 10-K and 1996 Form 10-Q for the quarters ended June 30, 1996 and March 31, 1996 of the registrant (the "Company"). These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of the Company's management, all material adjustments of a normal, recurring nature considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                    MERIDIAN INDUSTRIAL TRUST, INC.

                 CONSOLIDATED CONDENSED BALANCE SHEETS
             As of September 30, 1996 and December 31, 1995
              (unaudited, in thousands, except share data)

                                                       1996             1995
                                                    ----------      ----------
        ASSETS

        INVESTMENT IN REAL ESTATE:
        Rental Properties Held for Investment       $  263,761      $      300
        Less: Accumulated Depreciation                  (2,819)             --
                                                    ----------      ----------
                                                       260,942             300

        Rental Properties Held for Sale, Net of
          Accumulated Depreciation of $272 at
          September 30, 1996                            22,713              --
                                                    ----------      ----------
        Total Investment in Real Estate                283,655             300

        OTHER ASSETS:
        Cash and Cash Equivalents                        1,622             475
        Restricted Cash                                  1,944              --
        Investment in Marketable Securities                 --           2,607
        Accounts Receivable, Net of Reserves
          of $459 at September 30, 1996                  1,361              --
        Capitalized Loan Fees, Lease Commissions
          and Other Assets, Net                          4,118             342
                                                    ----------      ----------
        TOTAL ASSETS                                $  292,700      $    3,724
                                                    ==========      ==========




        LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES:
        Mortgage Loan                               $   66,094       $      --
        Unsecured Credit Facility                       41,900              --
        Notes Payable to Affiliates                         --             750
        Accrued Dividends Payable                        3,514              29
        Accounts Payable                                 4,518              10
        Due to Affiliate                                    --             232
        Short-Term Loan Payable                             --           2,351
        Prepaid Rent,Tenant Deposits and Other
          Liabilities                                    1,948              66
                                                    ----------      ----------
        TOTAL LIABILITIES                              117,974           3,438
                                                    ----------      ----------

        Redeemable Series A Preferred Stock
          -- Par value $0.001; fully redeemed
          at September 30, 1996; 1,000,000
          shares issued and outstanding at
          December 31, 1995                                 --           1,000
                                                    ----------      ----------
        STOCKHOLDERS' EQUITY:
        Authorized Shares -- 175,000,000 shares
          of Common Stock and 25,000,000 shares
          of Preferred Stock authorized, each
          with par value of $0.001; 9,684,570
          and 900 shares of Common Stock
          issued and outstanding at September 30,
          1996 and December 31, 1995,
          respectively; and 2,272,727 shares of
          Series B Preferred Stock issued and
          outstanding at September 30, 1996 with
          a liquidation preference of $35,000               12               1
        Paid-in Capital                                176,771             607
        Distributions in Excess of Income               (2,057)         (1,322)
                                                    ----------      ----------
        TOTAL STOCKHOLDERS' EQUITY                     174,726            (714)

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  292,700      $    3,724
                                                    ==========      ==========


          The accompanying notes are an integral part of these statements

                    MERIDIAN INDUSTRIAL TRUST, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 1996 and 1995
            and the Nine Months Ended September 30, 1996 and
    For the Period From May 18, 1995 (Inception) to September 30, 1995
              (unaudited, in thousands, except share data)

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                       1996       1995        1996     1995
                                   ----------  ---------  ---------- ---------
REVENUES:
Rentals from Real Estate
  Investments                      $   10,092  $      --  $   23,464 $      --
Interest and Other Income                  85         14         469        19
                                   ----------  ---------  ---------- ---------
TOTAL REVENUES                         10,177         14      23,933        19
                                   ----------  ---------  ---------- ---------

EXPENSES:
Interest Expense                        1,631         --       4,168        --
Property Taxes                          1,373         --       3,269        --
Property Operating Costs                1,170         --       2,484        --
General and Administrative              1,212        213       3,000       213
Depreciation and Amortization           1,391         --       3,234        --
                                   ----------  ---------  ---------- ---------
Total Expenses                          6,777        213      16,155       213
                                   ----------  ---------  ---------- ---------
Income (Loss) Before Gain on Sale
  of Property and Extraordinary
  Item                                  3,400       (199)      7,778      (194)
Gain on Sale of Property                  170         --         177        --
                                   ----------  ---------  ---------- ---------
Income (Loss) Before Extraordinary
  Item                                  3,570       (199)      7,955      (194)
Extraordinary Item -- Expenses
  Incurred in Connection with Debt
  Retirements                              --         --        (411)       --
                                   ----------  ---------  ---------- ---------
NET INCOME (LOSS)                  $    3,570  $    (199) $    7,544 $    (194)
                                   ==========  =========  ========== =========

Net Income (Loss)                  $    3,570  $    (199) $    7,544 $    (194)
Less: Preferred Dividends
  Declared                               (706)       (17)     (1,706)      (17)
                                   ----------  ---------  ---------- ---------
NET INCOME (LOSS) ALLOCABLE TO
  COMMON                           $    2,864  $    (216) $    5,838 $    (211)
                                   ==========  =========  ========== =========

NET INCOME (LOSS) PER WEIGHTED
  AVERAGE COMMON SHARE:
Income (Loss) Per Common Share
  Before Extraordinary Item         $    0.29   $(240.00) $     0.82 $ (234.44)
Extraordinary Item                         --         --       (0.05)       --
                                   ----------  ---------  ---------- ---------
NET INCOME (LOSS )ALLOCABLE TO
  COMMON PER WEIGHTED AVERAGE
  COMMON SHARE OUTSTANDING          $    0.29   $(240.00)  $    0.77 $ (234.44)
                                   ==========  =========  ========== =========

    The accompanying notes are an integral part of these statements

                    MERIDIAN INDUSTRIAL TRUST, INC.

            CONSOLIDATED  CONDENSED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 1996 and
        For the Period From May 18, 1995 (Inception) to September 30,
                     1995 (unaudited, in thousands)


                                                           1996       1995
                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $   7,544  $    (194)
 Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation                                              3,185         --
  Amortization                                                350         --
  Straight Line Rent                                         (748)        --
  Gain on Sale of Property                                   (177)        --
  Extraordinary Item -- Expenses Incurred in
    Connection with Debt Retirements                          411         --
  Decrease in Restricted Cash                               5,507         --
  Decrease in Accounts Receivable                             802         --
  Increase in Accounts Payable                              1,585         --
  (Decrease) Increase in Due to Affiliates                   (480)       121
  Increase in Other Assets                                    (74)        --
  (Decrease) Increase in Prepaid Rent and
    Other Liabilities                                      (3,114)        19
                                                        ---------  ---------
Net Cash Provided by (Used in) Operating
  Activities                                               14,791        (54)
                                                        ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Contributed by Merged Trusts                         11,892         --
 Receipt of Note Receivable From Affiliate                    720         --
 Net Cash Received from Property Disposition                7,794         --
 Net Cash Paid in Connection with Asset
  Purchase                                                 (3,257)        --
 Redemption of Series A Preferred Stock and
   Accrued Dividends Payable                                  (83)        --
 Acquisition of Rental Properties                         (48,773)        --
 Land Acquisition and Property Development Costs          (14,218)        --
 Recurring Building Improvements                             (741)        --
 Recurring Tenant Improvements                               (539)        --
 Recurring Leasing Commissions                               (885)        --
 Maturity of Short-Term Investment                          2,607         --
 Purchase of Personal Property                               (258)        --
                                                        ---------  ---------
Net Cash Used in Investing Activities                     (45,741)        --
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capitalized Loan Fees                                      (536)        --
  Retirement of Notes Payable to Affiliates                  (750)        --
  Debt Retirements                                        (59,408)        --
  Payoff of Short-Term Loan Payable                        (2,351)        --
  Borrowings under Unsecured Credit Facility               75,400         --
  Repayment of Borrowings under Unsecured
      Credit Facility                                     (33,500)        --
  Distributions Paid to Stockholders                       (4,793)        --
  Proceeds from the Issuance of Common and
      Preferred Stock, Net                                 58,035      1,014
                                                        ---------  ---------
Net Cash Provided by Financing Activities                  32,097      1,014
                                                        ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,147        960
Cash and Cash Equivalents -- Beginning of Period              475         --
                                                        ---------  ---------
CASH AND CASH EQUIVALENTS -- END OF PERIOD              $   1,622  $     960
                                                        =========  =========

Cash Paid for Interest                                  $   3,530  $      --
                                                        =========  =========

    The accompanying notes are an integral part of these statements

                    MERIDIAN INDUSTRIAL TRUST, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1996 and
      For the Period From May 18, 1995 (Inception) to September 30, 1995
                         (unaudited, in thousands)


                                                           1996       1995
                                                       ----------  ----------

     SUPPLEMENTAL SCHEDULE OF NON-CASH
      TRANSACTIONS:
     Merger Transaction:
      Acquisition Cost Allocated to Investment
        in Real Estate                                 $  203,489  $       --
      Restricted Cash                                       5,551          --
      Receivables, Net                                      2,889          --
      Note Receivable from Affiliate                          720          --
      Capitalized Loan Fees                                   992          --
      Cancellation of Redeemable Series A
        Preferred Stock                                       960          --
      Mortgage Loan Assumed                               (66,094)         --
      Other Long-Term Debts Assumed                       (43,191)         --
      Accounts Payable Assumed                             (2,869)         --
      Shares of Common Stock Issued, at Par Value              (8)         --
      Paid-in Capital                                    (109,842)         --
      Other Net Liabilities Assumed                        (4,489)         --

     Asset Purchase Transaction:
      Aquisition Cost Allocated to Investment in
        Real Estate                                        26,342          --
      Restricted Cash Applied to Debt Payment                 117          --
      Mortgage Notes Payable Assumed                      (16,334)         --
      Paid-in Capital of Common Shares Issued              (6,392)         --
      Accrued Closing Costs and Pro-rated Items              (476)         --

     Property Acquisitions:
      Purchase Price                                       49,073          --
      Land for Build-to-Suit Facilities                     2,301          --
      Deposit Applied to Purchase Price                      (300)         --

     Property Dispositions:
      Net Basis                                            (7,807)         --
      Other Assets, Net of Other Liabilities                  190          --



        The accompanying notes are an integral part of these statements

                    MERIDIAN INDUSTRIAL TRUST, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        As of September 30, 1996
              (unaudited, in thousands, except share data)

1.    ORGANIZATION.

      Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed operating company engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At September 30, 1996, the Company's principal asset is its portfolio of 53 warehouse/distribution and 25 light industrial properties and seven retail properties.

      On February 23, 1996, the Company merged with Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co. and Meridian Point Realty Trust VII Co. ("Trust IV," "Trust VI" and "Trust VII," respectively; collectively referred to as the "Merged Trusts"), with the Company as the surviving entity (that transaction is referred to below as the "Merger"). In addition, concurrent with the Merger, the Company acquired certain properties, and assumed certain mortgage notes and other liabilities, from Meridian Point Realty Trust '83 ("Trust 83") (that transaction is referred to below as the "Asset Purchase").

      Concurrent with the closing of the Merger and Asset Purchase, the Company closed a private placement of preferred stock (the "Preferred Stock Private Placement") and entered into an unsecured credit facility (the "Unsecured Credit Facility"). The Preferred Stock Private Placement consisted of the issuance of 2,272,727 shares of Series B convertible preferred stock, par value $0.001 per share ("Series B Preferred Stock"), at $15.40 per share for gross proceeds of $35,000. The Unsecured Credit Facility provides for a maximum borrowing amount of $75,000 and is intended to provide the Company with funds for property development, acquisitions and working capital needs.

      Prior to February 23, 1996, the Company had no operations other than interest on its investments and general and administrative expenses.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      (a) USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

      (b)   CASH  AND CASH  EQUIVALENTS.   The  Company  considers  all
short-term investments with an original maturity of three months or less to be cash equivalents.

      (c) INCOME TAXES. The Company intends to make an election to be taxed as a real estate investment trust ("REIT") for federal income tax purposes for the tax year ended December 31, 1996. To qualify for REIT status, the Company must meet a number of ongoing organizational and operational requirements. If the Company satisfies those REIT requirements, it generally will not be subject to federal income tax to the extent it currently distributes all of its net taxable income (including net capital gains) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to certain state and federal taxes imposed on its income and properties. The Company does not intend to seek a ruling from the Internal Revenue Service regarding its status as a REIT.

      (d) NET INCOME (LOSS) PER SHARE. Net income (loss) per share is calculated by dividing net income, after deduction of preferred stock dividends declared, by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 9,715,982 and 7,626,801 for the three and nine months ended September 30, 1996, respectively. Such shares include the dilutive effects of shares issuable by the Company pursuant to an agreement with one of its stockholders. The weighted average number of common shares outstanding was 900 for the period from May 18, 1995 (Inception) to September 30, 1995 (see Note 5).

      (e) CAPITALIZED COSTS. Capitalized costs consist of loan fees and leasing commissions. Capitalized loan fees are amortized into interest expense on a straight-line basis over the term of the respective debt. Lease commissions are amortized into depreciation and amortization expense on a straight-line basis over the term of the respective lease.


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

Fair value of the Company's common stock valued at
  $16.375 per share, based upon the average of the
  closing price of the Company's common stock for
  the first five post-Merger trading days, issued
  to the Merged Trusts' shareholders other than
  Hunt Realty Acquisitions, L.P., a Delaware
  partnership ("Hunt") and USAA Real Estate Company,
  a Delaware corporation ("USAA")                                $   72,677
Fair value of the Company's common stock totaling
  390,360 shares, valued at $16.375 per share,
  issued to Trust 83                                                  6,392
Common stock issued to Hunt and USAA valued at the
  consideration they paid for their interests in
  the Merged Trusts                                                  37,173
Cash consideration paid to Trust 83 in connection
  with the Asset Purchase before pro-rated items                      3,600
Liabilities of the Merged Trusts and Trust 83
  assumed by the Company upon consummation of
  the Merger and Asset Purchase                                     133,453
Closing and other accrued costs incurred in connection
  with the Merger and Asset Purchase                                    204
                                                                 ----------
Acquisition cost basis                                              253,499
Acquisition cost basis allocated to assets other than
  Investment in Real Estate                                         (23,668)
                                                                 ----------
Acquisition cost basis allocated to Investment in Real
  Estate as a result of the Merger and Asset Purchase            $  229,831
                                                                 ==========


      Investments in Real Estate are depreciated over 35 years using the straight-line method. Expenditures for maintenance, repairs and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Tenant improvements are capitalized and amortized on a straight-line basis over the respective lease term.

      At September 30, 1996, the Company has entered into contracts for sales of three retail properties: Golden Cove Center, Meridian Village and Seatac Village. In addition, the Company is actively marketing for sale the Birmingham 1 & 2, and Park Ten Center properties. The net proceeds from the sales of these properties will be used to pay down the Unsecured Credit Facility. As of September 30, 1996, the net book value of the real estate held for sale is $22,713.

4.    DEBT.

      The Company has a fixed rate facility which it acquired in connection with the Merger (the "Mortgage Loan"). The Mortgage Loan bears interest at the annual rate of 8.63%, requires interest only payments until its maturity in 2005 and is secured by a pool of the Company's properties with a net book value of $139,554 as of September 30, 1996.

      Concurrent with the Merger, the Company closed on the Unsecured Credit Facility. The facility bears interest at LIBOR plus 1.7% per annum (7.1% at September 30, 1996), requires interest only payments until maturity in February 1998, and provides for an annual fee on the unused facility of 25 basis points to the extent that less than 65% of the facility is used and 15 basis points to the extent that more than 65% of the facility is used. The Unsecured Credit Facility provides for a maximum borrowing amount of $75,000.

      During the nine months ended September 30, 1996, the Company borrowed $75,400 on the Unsecured Credit Facility and used the proceeds therefrom to payoff debt acquired in connection with the Merger and Asset Purchase and fund property acquisitions.

      Also during the nine months ended September 30, 1996, the Company repaid borrowings under the Unsecured Credit Facility totaling $33,500 using the net proceeds received from: (i) the April 3, 1996 offering of 1,500,000 shares of the Company's common stock (the "Common Stock"), par value $0.001 per share (see
Note 5); and (ii) proceeds received from the sales of Progress Centers I and II, 8215 Highway Building and Moorpark R & D Building; and existing cash reserves.

      As of September 30, 1996, the Company had $41,900 outstanding on the Unsecured Credit Facility.


5.    COMMON AND PREFERRED STOCK.

      The initial capitalization of the Company consisted of 900 shares of Common Stock, issued for a total consideration of $14. In connection with the Merger and Asset Purchase transactions, the Company issued 7,601,478 and 390,360 shares of Common Stock, respectively.

      Concurrent with the Merger and Asset Purchase, the Company closed the Preferred Stock Private Placement which consisted of the sale in a private placement of 2,272,277 shares of Series B Preferred Stock with a liquidation preference of $35,000. The shares of Series B Preferred Stock are convertible into shares of Common Stock on a one-for-one basis. The net proceeds were used to retire debt acquired in with the Merger and Asset Purchase in the principal amount of $33,500.

      On April 3, 1996, the Company closed a public offering 1,500,000 shares of the Common Stock at an offering price of $16.375 per share, resulting in gross proceeds of $24,563 (the "April offering"). The Company used the net proceeds of the April offering and existing cash reserves to make a $24,000 payment on its Unsecured Credit Facility.

      The Company has been declaring and paying dividends on a quarterly basis. During the nine months ended September 30, 1996, dividends declared to Common and Series B Preferred Stockholders aggregates to $6,602 and $1,706, respectively, or $0.70 and $0.75 per share, respectively.

6.    STOCK PLAN.

      The Board of Directors of the Company has adopted an incentive stock plan (the "Stock Plan") to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants and advisors, by providing them with equity participation in the Company. The Stock Plan provides for the grant of incentive stock options, non-qualified stock options, unrestricted stock, restricted stock and stock appreciation rights.

      Certain officers of the Company exercised stock options granted in 1995 and purchased 191,400 shares of the Company's Common Stock. In connection with the grant of these options, the Company agreed to repurchase certain promissory notes executed by the officers from a third party lender in the event that the officers default under such notes. The Company has $1,900 in proceeds from the exercise of these stock grants held as restricted cash in connection with the repurchase rights of the third party lender.


7.    PROPERTY ACQUISITIONS.

      During the nine months ended September 30, 1996, the Company purchased three properties located in California and Ohio with an aggregate square footage of 1,507,382. The purchase prices totaled $49,127 and were financed by applying a $300 deposit paid in 1995, with the balance funded by draws on the Unsecured Credit Facility.

      Also during the nine months ended September 30, 1996, the Company entered into separate agreements with three identified tenants to develop three build-to-suit facilities with an aggregate square footage of 830,000. The total cost for the design and construction of the facilities is estimated to total approximately $30,194, with a targeted completion date of December 1996 for the two facilities located in Texas, and January 1997 for the facility located in Minnesota. The Company funded a portion of these draws with cash on-hand and anticipates funding a majority of the remaining costs with draws from the Unsecured Credit Facility. As of September 30, 1996, the Company has incurred total project costs of $14,218 relating to these three projects.


8.    PROPERTY DISPOSITION.

      On May 15, 1996, the Company sold the Moorpark R & D Building located in Moorpark, California for $4,100. On August 23, 1996, the Company sold for a total selling price of $3,900 three properties located in Alabama: Progress Center I, Progress Center II and 8215 Highway Building. After closing costs and pro-rated items which totaled $206, the Company received net proceeds from the property sales totaling $7,769. The net proceeds were used to pay down borrowings under the Unsecured Credit Facility.

9.    SUPPLEMENTAL INFORMATION.

Historical As Adjusted Information

      As discussed in Note 3, in accordance with generally accepted accounting principles, the Company accounted for the Merger and Asset Purchase by the purchase method of accounting. As such, the Company is providing the following supplemental information.

      The unaudited historical as adjusted operating data presented below for the nine months ended September 30, 1996 and 1995 has been prepared to reflect
(i) the respective historical results of the Merged Trusts and the Trust 83 Properties, (ii) the incremental effects of the Merger, the Refinancing and the Recapitalization on the historical results of the Merged Trusts and the Trust 83 Properties, and (iii) the historical results of the Company to reflect the post-Merger operations of the Company as if such transactions and adjustments had occurred on January 1, 1995. The Merger, Asset Purchase and Refinancing each closed concurrently on February 23, 1996. In the opinion of management, the historical as adjusted condensed consolidated financial information provides for all adjustments necessary to reflect the effects of the Merger, the Asset Purchase, the Refinancing and the Recapitalization.

      This financial information is unaudited and is not necessarily indicative of the as adjusted consolidated results that would have occurred if the transaction and adjustments reflected therein had been consummated in the period presented or on any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.

                                                  Nine Months Ended
                                                    September 30,
                                                        1996
                                                  -----------------
                                                    1996     1995
                                                  -------- --------

     TOTAL REVENUES                               $29,877  $29,392

     EXPENSES:
       Interest Expense(1)                          3,304    5,838
       Property Taxes                               4,160    4,065
       Property Operating Costs                     5,299    4,452
       General and Administrative Expenses          3,710    2,663
       Depreciation and Amortization                3,918    3,696
                                                  -------- --------
      TOTAL EXPENSES                               20,391   20,714
                                                  -------- --------

      NET INCOME BEFORE EXTRAORDINARY ITEM        $ 9,486  $ 8,678
                                                  ======== ========

------------------
(1)The historical as adjusted information excludes the impact of the March offering. If the incremental effect of the repayment of the Unsecured Credit Facility using the net proceeds from the March offering were considered, then the interest expense reflected above would be lower by approximately $495 and $1,441 for September 30, 1996 and September 30, 1995, respectively. The net proceeds of approximately $23,200 and cash on hand were used to repay pro forma borrowings on the Company's Unsecured Credit Facility of approximately $26,505. The estimated interest reduction is based upon an assumed interest rate of 7.1%.

   Historical Combined Operating Information

      The statement of operations presented below represents the historical and as adjusted historical combined consolidated operating data of the Merged Trusts for the nine months ended September 30, 1995. The financial data is presented for informational use and is not intended to be compared to, nor is it comparable, to the Company's Consolidated Statement of Operations for the nine months ended September 30, 1996.

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

                                               Merged Trusts
                                    Nine Months Ended September 30, 1995
                                 -----------------------------------------
                                 Historical     Adjustments    As Adjusted
                                  Combined          (1)         Historical
                                 -----------    -----------    -----------

REVENUES:
Rentals from Real Estate
  Investments                    $    25,445    $    (1,865)   $    23,580
Interest and Other Income                685             --            685
                                 -----------    -----------    -----------
TOTAL REVENUES                        26,130         (1,865)        24,265
                                 -----------    -----------    -----------

EXPENSES:
Interest and Amortization of
  Debt Premium                         7,695           (207)         7,488
Property Taxes                         3,738           (128)         3,610
Property Operating Costs               4,386           (478)         3,908
General and Administrative             2,093             --          2,093
Provision for Decrease in
  Net Realizable Value                 1,140         (1,140)            --
Depreciation and Amortization          6,490           (554)         5,936
                                 -----------    -----------    -----------
TOTAL EXPENSES                        25,542         (2,507)        23,035
                                 -----------    -----------    -----------

NET INCOME BEFORE EXTRAORDINARY
  ITEM                           $       588    $       642    $     1,230
                                 ===========    ===========    ===========

-----------------
(1)The historical combined consolidated results of operations of the Merged Trusts for the nine months ended September 30, 1995 have been adjusted to eliminate the operations of properties which have been sold in 1996 and 1995:
   Progress Centers I and II, 8215 Highway Building, Moorpark R & D Building and Paradise Marketplace. In addition, interest expense was reduced resulting from the payment on the related debt using the net proceeds received from the sale of Paradise Marketplace.


10. SUBSEQUENT EVENTS.

     In October 1996, the Company filed a registration statement with the Securities and Exchange Commission to register 3,000,000 shares of the Company's Common Shares (the Offering). The Company expects that the net proceeds from the Offering would be used to fund acquisitions and pay down the Unsecured Credit Facility; however, there can be no assurance that the Offering will occur.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.
               (dollars in thousands unless indicated otherwise)

Introduction
------------

      Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed operating company engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At September 30, 1996, the Company's principal asset is its portfolio of 53 warehouse/distribution and 25 light industrial properties and seven retail properties.

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


Liquidity and Capital Resources
-------------------------------

General

      Prior to the Merger, the Merged Trusts historically used equity capital and long-term debt financing as their principal sources for funding property acquisitions. The Company intends to finance property acquisitions, development, expansions and renovations using a combination of cash flow from operations and bank and institutional debt financing, supplemented with private or public debt or equity placements. Where intermediate or long-term debt financing is employed, the Company generally seeks to obtain fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt. The Company intends to operate with a ratio of debt-to-total market capitalization (such ratio representing total indebtedness divided by total market capitalization comprising the sum of total indebtedness, plus the market value of the Company's Common Stock and the liquidation preference value of the Series B Preferred Stock, which generally will not exceed 50%. At September 30, 1996, the debt-to-total market capitalization ratio was approximately 34% based upon the September 30, 1996 last reported sales price of the Company's Common Stock of $17.50 per share.

      At September 30, 1996, the Company had approximately $108.0 million of total debt outstanding comprising approximately $66.1 million on the Mortgage Loan and approximately $41.9 million on the Unsecured Credit Facility, with approximately $33.1 million available on the Unsecured Credit Facility. The Mortgage Loan bears interest at the annual rate of 8.63% and provides for interest only payments until maturity in 2005. The Unsecured Credit Facility provides for fees on the unused facility of 25 basis points to the extent that less than 65% of the facility is used and 15 basis points to the extent that more than 65% of the facility is used. The Unsecured Credit Facility currently provides for a maximum borrowing amount of $75 million and matures in February 1998.

Sources of Liquidity
--------------------

      The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, (iii) drawdowns on the Unsecured Credit Facility, (iv) proceeds from private or public equity or debt placements, and
(v) proceeds from property dispositions.

      During the nine months ended September 30, 1996, cash flows provided by (used in) operating, investing and financing activities totaled $14,791, $(45,741) and $32,097, respectively.

      In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be a useful financial performance measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Moreover, Funds From Operations does not measure whether cash flow is sufficient to fund all of a REIT's cash needs including development, acquisitions, principal amortization, capital improvements, and distributions to stockholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company calculates Funds From Operations in accordance with the White Paper published by NAREIT. As defined by NAREIT, Funds From Operations means net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment from unconsolidated partnerships and joint ventures. A reconciliation of the Company's net income before extraordinary item to Funds From Operations for the nine months ended September 30, 1996 is as follows:


      Income Before Gain on Sale of
        Properties and Extraordinary Item                $  7,778
      Reconciling Item:
        Depreciation and Amortization
        relating to real estate operations                  3,209
                                                         --------
      Funds From Operations                              $ 10,987
                                                         ========

      As of September 30, 1996, the Company had $1,622 in unrestricted cash and cash equivalents.

      Concurrent with the Merger and Asset Purchase, the Company closed the Preferred Stock Private Placement which consisted of the sale in a private placement of 2,272,277 shares of Series B Preferred Stock with a liquidation preference of $35,000. The shares of Series B Preferred Stock are convertible into shares of Common Stock on a one-for-one basis. The net proceeds were used to retire debt acquired in with the Merger and Asset Purchase in the principal amount of $33,500.

      During the nine months ended September 30, 1996, the Company borrowed $75,400 the Unsecured Credit Facility and used the proceeds therefrom to payoff debt acquired in connection with the Merger and Asset Purchase and fund property acquisitions.

      Also during the nine months ended September 30, 1996, the Company repaid borrowings under the Unsecured Credit Facility totaling $33,500 using the net proceeds received from: (i) the April 3, 1996 offering of 1,500,000 shares of the Company's common stock (the "Common Stock"), par value $0.001 per share (see
Note 5); and (ii) proceeds received from the sales of Progress Centers I and II, 8215 Highway Building and Moorpark R & D Building; and existing cash reserves.

      As of September 30, 1996, the Company had $41,900 outstanding on the Unsecured Credit Facility.

     In addition, the Company may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance its debt at higher rates. Increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay expected distributions to stockholders.

      Trust IV has an interest rate cap agreement which caps the one month LIBOR at 4.5%. The rate cap was based upon $18,620 for the period July 1, 1995 to December 31, 1995, and from January 1, 1996 through expiration on June 28, 1996, the rate cap is based upon $11,170. The agreement provides for payments to Trust IV to the extent that the one month LIBOR exceeds 4.5%. The agreement was transferred to the Company upon completion of the Merger. Payments made to the Company under this agreement ceased on June 28, 1996.

      On April 3, 1996, the Company issued 1,500,000 shares of the Company's Common Stock at an offering price of $16.375 per share, resulting in gross proceeds of $24,563 (the "April Offering"). The net proceeds from the April Offering and existing cash reserves, were used to make payments of $24,000 on its Unsecured Credit Facility.

      As a result of the Merger, holders of Trust VI common stock and Trust VII common stock received a total of approximately 553,000 Merger Warrants. The Merger Warrants were issued in certificated form under a Warrant Agreement between the Company and First Chicago Trust Company of New York, as warrant agent.

      The Merger Warrants were issued on April 8, 1996. Each Merger Warrant entitles the holder to receive one share of Common Stock upon its exercise. The Merger Warrants are listed for trading on the American Stock Exchange. The
Merger Warrants will be exercisable during the period May 23, 1997 through February 24, 1999. The exercise price of the Merger Warrants is $16.23 (the average of the closing prices of the Common Stock for the first 20 trading days after the Merger).

      On May 15, 1996, the Company sold the Moorpark R & D Building located in Moorpark, California for $4,100. On August 23, 1996, the Company sold for a total selling price of $3,900 three properties located in Alabama: Progress Center I, Progress Center II and 8215 Highway Building. After closing costs and pro-rated items which totaled $206, the Company received net proceeds from the property sales totaling $7,769. The net proceeds were used to pay down borrowings under the Unsecured Credit Facility.

      At September 30, 1996, the Company has entered into contracts for sales of three retail properties: Golden Cove Center, Meridian Village and Seatac Village. In addition, the Company is actively marketing for sale the Birmingham 1 & 2, and Park Ten Center properties. The net proceeds from the sales of these properties will be used to pay down the Unsecured Credit Facility. As of September 30, 1996, the net book value of the real estate held for sale is $22,713.

      At September 30, 1996, the Company has approximately $16,770 committed to fund three build-to-suit properties. Other than these development commitments, the Company had no material commitments for capital improvements at September 30, 1996. Planned capital improvements consist only of tenant improvements and other expenditures necessary to lease maintain the properties. Although potentially significant, the Company anticipates sufficient sources of liquidity (either from operations or through its Unsecured Credit Facility) to fund the costs associated with leasing vacant space or renewing existing leases. The Company believes that its cash generated by operations will be adequate to meet operating requirements and make shareholder distributions in accordance with REIT requirements on both short-term and long-term basis.

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

      The Company has been declaring and paying dividends on a quarterly basis. During the nine months ended September 30, 1996, dividends declared to Common and Series B Preferred Stockholders aggregates to $6,602 and $1,706, respectively, or $0.70 and $0.75 per share, respectively.

      During the nine months ended September 30, 1996, the Company purchased three properties located in California and Ohio with an aggregate square footage of 1,507,382. The purchase prices totaled $48,989 and were financed by applying a $300 deposit paid in 1995, with the balance funded by draws on the Unsecured Credit Facility.

      Also during the nine months ended September 30, 1996, the Company entered into separate agreements with three identified tenants to develop three build-to-suit facilities with an aggregate square footage of 830,000. The total cost for the design and construction of the facilities is estimated to total approximately $30,194, with a targeted completion date of December 1996 for the two facilities located in Texas, and January 1997 for the facility located in Minnesota. The Company funded a portion of these draws from cash reserves and anticipates funding a majority of the remaining costs with draws from the Unsecured Credit Facility. As of September 30, 1996, the Company has incurred total project costs of $14,218 relating to these three projects.

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

Pending Acquisitions

      The Company has entered into definitive agreements to acquire six additional warehouse/distribution properties that comprise 1.2 million square feet for aggregate consideration of approximately $42.7 million. The following table summarizes these pending acquisitions.


                                             Approximate         Estimated
    Properties            Market             Square Feet     Consideration (1)
-----------------   -----------------       ------------     -----------------
Rustin Avenue       Los Angeles Basin         113,721           $  4,115

Wanamaker Avenue    Los Angeles Basin         136,249              4,500

Mission Oaks Blvd.  Los Angeles Basin         310,736              9,885

Meyer Circle        Los Angeles Basin         201,380              8,050

Crowfarn Drive      Memphis                   128,248              2,500

Gold River Lane     San Francisco Bay Area    353,000             13,616
                                            ------------     -----------------
Total                                       1,243,334           $ 42,666
                                            ============     =================

---------
(1)  Including transaction costs.


Material Changes in Results of Operations
-----------------------------------------

      The Company was incorporated on May 18, 1995. The Merger and Asset Purchase were consummated on February 23, 1996. The Company's historical results of operations for the nine months ended September 30, 1996 reflect the operating activities resulting from the Merger and Asset Purchase from February 23, 1996.

Comparison of Historical As Adjusted Results of Operations for the Nine Months Ended September 30, 1996 to Historical As Adjusted Results of Operations for the Nine Months Ended September 30, 1995

      The Company's historical as adjusted net income of $9,486 is $808 greater for the period ended September 30, 1996 than the comparative period in 1995. The increase is mainly attributable to a slight increase in total revenues and reduced interest expense, offset by a slight increase in operating expenses and property taxes. Overall, the asset portfolio of the Company has remained relatively stable. During 1996, the Company acquired Arenth Avenue, Overlake Place and Crosswind Drive properties and sold the Moorpark, Progress Centers I and II and 8215 Highway properties. Due to the timing of these acquisitions and dispositions, there was only a slight impact on the operations of the Company.

Comparison of Historical Results of Operations for the Nine Months Ended September 30, 1996 to Historical Results of Operations for the Period from May 18, 1995 (Inception) to September 30, 1995

      The Company's historical net income of $7,544 is $7,738 greater for the period ended September 30, 1996 than the historical net income for the period from May 18, 1995 (inception) to September 30, 1995. The increase in historical profitability is primarily attributable to: (i) the Merger and Asset Purchase which were effected on February 23, 1996, (ii) the Refinancing which was effected concurrent with the Merger, and (iii) the incremental effect of certain property acquisitions and property dispositions.

Risks and Uncertainties Associated with Forward Looking Statements

      This document contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that may cause such difference include, but are not limited to, the risks described under the captions (i) "Management's Discussions and Analysis of Financial Condition and Results of Operations - Discussion of Known Trends, Events and Uncertainties" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and (ii) "Risk Factors" in Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No.333-14987).

------------------------------------------------------------------------
                       PART II: OTHER INFORMATION
------------------------------------------------------------------------


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


      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.



      ITEM 5.     OTHER INFORMATION.

      None.


      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)         Exhibits:

                  None.


      (b) Reports on Form 8-K. The following Form 8-K reports were filed during the quarter ended September 30, 1996:

                  Current Report on Form 8-K dated September 30, 1996 reporting the acquisition of a distribution/warehouse facility located at 5330 Crosswind Drive, Columbus, Ohio.

                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERIDIAN INDUSTRIAL TRUST, INC.




Dated:  October 31, 1996            By:  ALLEN J. ANDERSON
                                        ---------------------------------
                                         Allen J. Anderson
                                         Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



Dated:  October 31, 1996            By:  MILTON K. REEDER
                                        ---------------------------------
                                         Milton K. Reeder
                                         President and Chief Financial Officer
                                        (Principal Financial Officer)