Form 10-K405
period 1996-12-31
MERIDIAN INDUSTRIAL TRUST INC
filed 1997-03-20
CIK 946637

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended DECEMBER 31, 1996

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 1-14166

                         MERIDIAN INDUSTRIAL TRUST, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MARYLAND                                  94-3224765
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

     455 MARKET STREET
     17TH FLOOR
     SAN FRANCISCO, CALIFORNIA                        94105
-------------------------------         ------------------------------------
(Address of principal executive                     (Zip Code)
offices)

Registrant's telephone number,
including area code:                              (415) 281-3900
                                        ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -----------------------       -----------------------------------------
     COMMON STOCK, PAR VALUE                 NEW YORK STOCK EXCHANGE
        $0.001 PER SHARE

     WARRANTS TO PURCHASE                    AMERICAN STOCK EXCHANGE
          COMMON STOCK

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
    Yes     X       No
          -----          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 3, 1997 was $188,489,238, computed by reference to the closing sales price of the common stock reported on the New York Stock Exchange and by excluding Common Stock and Series B Preferred Stock owned by directors, executive officers and principal shareholders (i.e., holders of 5% or more of the registrant's voting stock).

     The registrant had 13,596,370 shares of Common Stock outstanding on March 3, 1997.

                         MERIDIAN INDUSTRIAL TRUST, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996



                                TABLE OF CONTENTS
                                -----------------

     FORM 10-K
     ITEM NO.  NAME OF ITEM                                              PAGE
     --------  ------------                                              ----


PART I

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . .10
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .18
     Item 4.   Submission of Matters to a Vote of Security Holders . . . .18

PART II

     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . . . .19
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . .21
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . .23
     Item 8.   Financial Statements and Supplementary Data . . . . . . . .27
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . . .27


PART III

     Item 10.  Directors and Executive Officers of the Registrant. . . . .28
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . .28
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . . . . . . .28
     Item 13.  Certain Relationships and Related Transactions. . . . . . .28


PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .29

               Financial Statements and Financial Statement
                 Schedules . . . . . . . . . . . . . . . . . . . . .F-1 - F-22

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

     ITEM 1.   BUSINESS.

THE COMPANY

     Meridian Industrial Trust, Inc. (the "Company") is a self-administered and self-managed real estate investment trust engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At December 31, 1996, the Company owned and operated 60 warehouse/distribution and 18 light industrial properties encompassing approximately 9.4 and 1.0 million square feet, respectively, of leasable space that were 94% and 97% leased, respectively, to a total of 186 tenants. See "Item 2. Properties." of this report. Based on the total square feet of leasable space and management's knowledge of the industrial real estate market, the Company believes it is one of the largest owners and managers of industrial space for lease in the United States. The Company also owned three retail properties encompassing 460,992 square feet at December 31, 1996. (The properties owned by the Company are collectively referred to as the "Properties".)

     On February 23, 1996, (i) Meridian Point Realty Trust IV Co. ("Trust IV"), Meridian Point Realty Trust VI Co. ("Trust VI"), and Meridian Point Realty Trust VII Co. ("Trust VII") (collectively the "Merged Trusts") merged with and into the Company, with the Company as the surviving entity (the "Merger"); and (ii) in a separate transaction (the "Asset Purchase"), the Company acquired certain properties and assumed mortgage notes and certain other liabilities from Meridian Point Realty Trust 83 ("Trust 83"). (Trusts 83, IV, VI, and VII are collectively referred to herein as the "Trusts.")

     The Company has industrial Properties located in significant industrial centers and distribution hubs throughout the United States (Dallas, Los Angeles Basin, Memphis, Chicago, Seattle, Atlanta, Columbus, San Francisco Bay Area and Phoenix). The Company intends to increase its presence in these markets and in other regional markets (Indianapolis, Orlando and the New Jersey/Pennsylvania I-95 Corridor) and to continue its strategy of being a demand-driven, competitively priced, nationwide provider of industrial space. (The regional markets where the Company's Properties are located and where the Company intends to own properties in the future are collectively referred to as the "Target Markets".)

     The Company's senior executives have an average of approximately 17 years experience in the commercial real estate business and an average tenure of eight and a half years with the Company and its predecessor. The Company's comprehensive in-house expertise includes management of public and private companies, operating public real estate investment trusts, acquisitions, dispositions, development, property management, leasing, marketing, finance, accounting and law. The executive officers include Allen J. Anderson, Chairman and Chief Executive Officer, Milton K. Reeder, President and Chief Financial Officer and Dennis Higgs, Senior Vice President. The Company also has attracted institutional investors that, as of December 31, 1996, owned a substantial portion of the Company's outstanding stock, including Hunt Realty Corporation ("Hunt"), J.P. Morgan, USAA Real Estate Company ("USAA"), Ameritech Pension Trust ("Ameritech"), The State Teachers Retirement Board of Ohio ("OTR"), and Morgan Stanley Asset Management Inc.

     The Company was incorporated in the State of Maryland in May 1995. The Company's executive offices are located at 455 Market Street, 17th Floor, San Francisco, California 94105, and its telephone number is (415) 281-3900. At December 31, 1996, the Company had 27 employees.

BUSINESS OBJECTIVE

     The Company's fundamental business objective is to maximize total return to its stockholders by increasing cash flow per share and increasing the long-term value of the Company's Properties. The Company intends to achieve this objective by continuing to implement the operating strategies summarized below.

     The Company's business strategy is responsive to the accelerated pace of change in the way distribution space is used and where it is located.
Management believes this change is the result of global competition and technological advances which drive companies to increase efficiencies and reduce costs. Logistics, the science of procuring, storing and distributing goods, has redefined many of the criteria for designing distribution space and has led to the development of the modern warehouse. The Company defines the modern warehouse building as one that typically has greater clear heights to stack goods (24 feet or greater), deeper truck turning radii (in excess of 150 feet), high capacity sprinkler systems and cross docking capabilities as well as other important features that are designed to increase the velocity of goods distribution. In addition, rapid decline in the cost of computer driven technology has made high technology methods for tracking, storing and retrieving goods available to many companies. As a result of the foregoing, there is a growing trend among distribution space users to consolidate inventory into large, modern warehouses located in major markets along the "path of goods movement" (I.E., major cities at the intersection of highways, airports, rail lines and shipping ports). Major cities along the path of goods movement are the Target Markets for the Company's growth strategy.

     The Company believes that demand for modern warehouses will increase as a result of such factors as population growth, increased industrial production, increased capital spending and increased consumer demand. The resulting increase in demand for this type of distribution space has not been met by a corresponding increase in supply. Therefore, distribution space users often seek build-to-suit transactions in which building design can be matched with specific logistical requirements and modern distribution technologies.

GROWTH STRATEGY

     The Company's growth strategy is to acquire and develop industrial properties in its Target Markets while maximizing cash flow from operating Properties. The Company seeks to make acquisitions in its Target Markets and develop new properties to meet the needs of customers. The Company maximizes cash flow from operating Properties by retaining existing tenants, releasing space at higher rates and increasing occupancy levels. As part of this strategy, the Company will seek to build market share, to achieve name recognition in Target Markets and to continue to improve its operating efficiency. Specifically, it will evaluate and engage in the following activities:

     ACQUISITIONS. The Company continually investigates opportunities to acquire individual and portfolio of properties. In 1996, the Company acquired eight individual Properties which comprise 2.7 million square feet of space for aggregate consideration of $89.7 million. In addition, the Company intends to pursue acquisitions of multi-building portfolios currently owned by regional developers seeking increased liquidity, including acquisitions through tax-advantaged structures sometimes referred to as "down REITs." Further, many U.S. companies are, for various financial and logistical reasons, seeking to sell distribution facilities owned by them. Also, many institutional investors own industrial portfolios which they may seek to liquidate. These property owners represent a potential opportunity for the Company to grow through acquisitions.

     The following table summarizes property acquisitions completed in 1996.




                                                                   Investment
                                                       Square         Cost
        Properties         Target Market                Feet      (in millions)
        ----------------   ----------------------    ---------    -------------
        Crosswind Drive    Columbus                  1,014,592        $30.9
        Gold River Lane    San Francisco Bay Area      351,788         13.5
        Arenth Avenue      Los Angeles Basin           332,790          9.6
        Crossroads         Chicago                     249,630          9.4
        Mission Oaks       Los Angeles Basin           310,736          9.1
        Overlake Place     San Francisco Bay Area      160,000          8.5
        Wanamaker Avenue   Los Angeles Basin           136,249          4.5
        Rustin Avenue      Los Angeles Basin           113,721          4.2
                                                     ---------    -------------
                                                     2,669,506        $89.7
                                                     ---------    -------------
                                                     ---------    -------------

     The Company, through a joint venture of which it has an 86% interest, is under contract to acquire a 120,000 square foot industrial property for $5.0 million in the Orlando market.

     DEVELOPMENT. The Company also seeks to develop new warehouse/distribution properties on a selective basis. In 1996, the Company began or completed construction on five build-to-suit transactions totaling $47.6 million and aggregating 1.2 million square feet. The Company expects that future development projects will be undertaken to (i) meet expansion needs of existing tenants, (ii) meet requirements of new tenants on a build-to-suit basis, and
(iii) selectively provide inventory for lease in certain Target Markets.

     During 1996 development was only undertaken on a pre-leased build-to-suit basis. Those development projects are summarized below:


                                                  Date                        Investment
                                                   of              Square        Cost
       Properties        Target Market         Completion           Feet     (in millions)
   -------------------   -------------    -------------------    ----------  -------------
   Water's Ridge Drive   Dallas              December 1996          367,744       $10.2
   Sarah Jane Parkway    Dallas              November 1996          361,690        15.7
   Boulder Avenue        Minneapolis        Est. March 1997         100,000         4.5
   Highlands Parkway     Atlanta          Est. September 1997       150,000         7.8
   Consulate Drive       Orlando          Est. September 1997       242,160         9.4
                                                                 ----------  -------------
                                                                  1,221,594       $47.6
                                                                 ----------  -------------
                                                                 ----------  -------------

     When evaluating acquisition and development opportunities, the Company will consider such factors as: (i) geographic area and type of property; (ii) location, construction quality, condition and design of the property; (iii) potential for capital appreciation of the property; (iv) ability of the Company to improve the property's performance through renovations; (v) terms of tenant leases, including the potential for rent increases; (vi) potential for economic growth and the tax and regulatory environment of the area in which the property is located; (vii) potential for expansion of the property; (viii) occupancy and demand by tenants for properties of a similar type in the vicinity; (ix) competition from existing properties and the potential for the construction of new properties in the area; and (x) the creditworthiness of tenants.

     REDEPLOYMENT OF ASSETS. As part of its corporate strategy, the Company seeks to reposition its existing portfolio by selling properties which no longer meet its investment criteria. The Company plans to focus on the development and management of warehouse/distribution and light industrial Properties and, accordingly, the Company intends to market and sell the balance of its retail Properties as market conditions warrant. In 1996, the Company sold fourteen Properties for approximately $33.4 million and entered into another contract to sell a warehouse distribution Property located in Texas. Subsequent to December 31, 1996, the Company sold two distribution/warehouse Properties located in Birmingham, Alabama for $3.4 million.

     INTERNAL GROWTH. The Company seeks to capitalize on opportunities to maximize growth in cash flow from its operating Properties by (i) retaining existing tenants, (ii) increasing occupancy and (iii) releasing space at higher rates. The occupancy rate of the portfolio at December 31, 1996 was 94% in the aggregate. The Company's ability to retain existing tenants and its commitment to increasing occupancy levels may improve property revenues by minimizing vacancy periods attributable to leasing downtime and reducing leasing costs such as tenant improvements and leasing commissions. Further, the Company seeks to achieve internal growth through controlling operating expenses and renovating properties to a higher and better use where appropriate.

PORTFOLIO MANAGEMENT STRATEGY

     The Company's portfolio management strategy is to manage the portfolio actively by utilizing market research to help determine which markets and submarkets are most favorable for new acquisitions. This research is designed to facilitate the understanding of market cycles for demand and supply. Market cycles vary from region to region, making individual markets more or less attractive for new acquisitions at any given time on a comparative basis. The Company intends to emphasize new acquisitions in those markets which are, at the time, believed to offer better risk adjusted investment returns. Based on the same research and understanding of comparative market cycles, the Company will sell assets that no longer meet its business objectives or when a market is believed to be overvalued.

     In a similar fashion, the Company makes leasing decisions based upon market research and its portfolio management strategy. When a particular market is believed to be in danger of oversupply, longer term lease maturities will be sought on renewals and new leases. Alternatively, when a market is believed to be under-supplied relative to expected new demand, shorter term lease maturities will be accepted.

MARKETING AND LEASING STRATEGY

     The Company's marketing and leasing strategy is to anticipate customer needs in a manner that promotes tenant retention and maximizes the opportunity to increase net rental revenues. The Company plans to increase its market share in the Target Markets in which it currently owns Properties. Management believes that by obtaining and expanding critical mass in Target Markets the Company can achieve above-average rents and occupancy levels. This opportunity arises out of an ability to anticipate the changing needs of existing tenants who seek either to expand or relocate their operations to other buildings owned by the Company. The Company believes that this flexibility generally leads to greater tenant satisfaction, higher average rents and lower cost of operations. In addition, significant local market presence may create stronger access to potential new tenants.

     The Company pursues an active leasing strategy by aggressively marketing available space, renewing existing leases at higher rents per square foot and seeking leases that provide for the pass-through of property-related expenses to the tenant. One component of the Company's leasing strategy is to increase its percentage of leases (based on leased area) that are on a triple-net basis.

     The Company will continue to expand existing local marketing programs that focus on the business and brokerage communities. Also, the Company will market its industrial space directly to "Fortune 1000" users in multiple markets to meet their warehouse and distribution space needs.

FINANCING STRATEGY

     The Financing Strategy is to minimize the Company's cost of capital by maintaining conservative debt levels, achieving an investment grade credit rating and maintaining ready access to public and private debt and equity capital. The Company believes that the size of its portfolio and the diversity of its buildings and tenants will allow it access to the debt and equity markets that are not generally available to smaller, less diversified property owners because of the portfolio size and diversity requirements of the capital markets. In addition, management believes that growing and further diversifying its portfolio may enhance its ability to achieve an investment grade credit rating. Where intermediate or long-term debt financing is employed, the Company will generally seek to obtain fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt.

     The Company intends to operate with a ratio of debt-to-total market capitalization that generally will not exceed 50%. Total market capitalization is defined as the total debt outstanding added to the equity value calculated by multiplying the common stock outstanding (on a fully converted basis) by the current stock market price. At December 31, 1996, the Company's debt-to-total market capitalization rate was approximately 19%, after giving effect to the conversion of the Company's 2,272,727 outstanding shares of Series B Preferred Stock.

     The Company is currently negotiating an increase in its borrowing limit under its Unsecured Credit Facility from $75 million to $150 million. However, there can be no assurance that this increase will be obtained.

ORGANIZATIONAL STRATEGY

     The Company's organizational strategy is to maintain a centralized professional staff which focuses on important value-added decisions. The Company implements its growth, marketing and leasing, financing, portfolio management and organizational strategies together with other critical operating functions, from its headquarters in San Francisco. The Company is staffed by experienced real estate professionals and executives who also have substantial private and public capital markets expertise. The Company's management and real estate professionals perform the following functions: asset management, investment analysis, acquisition due diligence, asset acquisition and disposition, marketing, capital markets, legal, and accounting. The Company maintains operational, financial and reporting control in all aspects of its business. However, the Company relies on outsourcing of certain functions where it is most cost-effective to do so and when management believes that it can effectively oversee and monitor the quality of services performed by outside vendors. In pursuing build-to-suit opportunities that meet its investment objectives, the Company expects to rely on qualified third parties to provide design and construction services.

     The Company currently employs a system of independent agents or "regional operators" to provide tenants with certain routine services on a day-to-day basis. These services include maintenance, rent collections, oversight of physical improvements and certain other services that may be performed by third party providers in a reliable and cost-effective manner. Because regional operators are in daily contact with tenants of other industrial property owners, the Company expects that its relationships with its regional operators may be a source of additional leasing, acquisition and build-to-suit development opportunities.

     The Company's officers and asset management staff are directly responsible for all leasing activities, including (i) initiating renewal/expansion negotiations with existing tenants, (ii) soliciting the brokerage community for new lease proposals and (iii) negotiating and signing all leases. In addition, the Company's asset managers maintain regular contact with tenants to assure customer service and monitor the effectiveness of individual regional operators on day-to-day property specific duties. Further, over the last two years, the Company believes this system has helped to maintain high tenant retention in the Properties while increasing rental rates on lease renewals.

THE INDUSTRIAL REAL ESTATE SECTOR

     The Company believes that the industrial real estate sector provides an opportunity for attractive returns on investment and that demand for industrial space will increase as a result of such factors as population growth, increased industrial production, increased capital spending and increased consumer demand. These economic factors, in the Company's opinion, should lead to continued strong demand for industrial space. Although the amount of construction of industrial space in 1995 and 1996 increased significantly from the depressed levels of the early 1990s, management believes that the overall decrease in the supply of industrial space during the last six years, coupled with increased demand for modern space and the downward trend of vacancy rates, will result in increases in rental rates and appreciation in the value of properties in the industrial real estate sector.

TARGET MARKETS

     GENERAL. The Company believes that, as retailing and manufacturing businesses continue to focus on higher inventory turnover rates and just-in-time delivery of goods, transportation of products will continue to be the most important link in the distribution chain. Faster movement of inventory is increasing the importance of storing finished goods near the final consumer for quick response to meet consumer demand. Further, greater reliance on just-in-time inventory control by manufacturers requires that goods used in the manufacturing process be stored relatively close to manufacturing centers to ensure continuous replenishment of those goods when needed.

     As the distribution chain continues to become shorter and regional economies expand or contract, the demand for storage space will fluctuate (i.e. the demand in specific source and destination markets will increase or decrease). However, space located along the path of goods movement will remain in demand even as source and destination points change over time. The Company owns warehouse/distribution and light industrial properties in Target Markets that are located strategically along the path of goods movement across the United States.

     The Company's current Target Markets are identified as follows: Dallas, Los Angeles Basin, Memphis, Chicago, Seattle, Atlanta, Columbus, San Francisco Bay Area, Phoenix, New Jersey/Pennsylvania I-95 Corridor, Orlando and Indianapolis.

     The Company currently does not own industrial properties in the Indianapolis and New Jersey/Pennsylvania I-95 Corridor Target Markets.

     The Company expects that it will make further investments in Target Markets in which it currently owns Properties and will expand into the other Target Markets as attractive investment opportunities become available. The Company believes that opportunities exist in Target Markets to acquire or develop additional industrial properties at attractive yields.

     The Company's Target Markets have been selected on the basis of their ability to play a continuing and expanding role in the country's nationwide distribution process. The Properties are generally located near major transportation facilities, including highway and freeway interchanges, airports, shipping ports and railyards. Management believes that the portfolio of Properties is geographically well-located within competitive submarkets and is well-received by prospective tenants and the brokerage communities in the Target Markets. The current portfolio is characterized by a tenant base that is a mix of local, regional and national companies. These companies are involved in a variety of industries, including retailing and wholesaling, telecommunications, aerospace, publishing, entertainment, advertising, pharmaceuticals and financial services. Within these industries, the Company's tenants are involved in all stages of the manufacturing, assembly and distribution processes of a diverse set of commercial and retail products and services. The Company's intends to continue to improve this tenant base in each Target Market by increasing the general credit quality of tenants and emphasizing tenants that have increasing distribution and storage space requirements.

     As part of its business plan, the Company intends to evaluate additional markets in which it may acquire properties and may eliminate certain existing Target Markets as conditions warrant.

     NATIONAL FOCUS. The Company believes that its national focus on ownership and management of industrial properties in selected markets has many strategic advantages over owning and managing properties exclusively in one region of the country, including the following:

     - Enabling the Company to maintain and improve geographic diversification.

     - Permitting the Company to lease space to a company in more than one market.

     - Exposing the Company to direct build-to-suit transactions with major national tenants in multiple markets.

     - Providing the Company with the ability to respond to acquisition opportunities in multiple markets throughout the country.

     - Providing the Company with the opportunity to enhance or create critical mass in the largest and most diverse industrial markets.

     - Affording the Company growth opportunities in markets of institutional investment quality, thus protecting property values and providing for easier access to capital.

     - Allowing the Company to establish a Meridian Industrial Trust tradename recognized by industrial space users throughout the country.

COMPETITION

     All of the Properties owned by the Company are located in developed areas. There are numerous other industrial properties and real estate companies within the market areas of each such Property which compete with the Company for tenants and development and acquisition opportunities. The number of competitive industrial properties and real estate companies in such areas could have a material effect on: (i) the Company's ability to rent space at the properties and the amount of rents currently charged, and (ii) development and acquisition opportunities. The Company competes for tenants and acquisitions with others who have greater resources than the Company.

INSURANCE

     In addition to other types of insurance to be maintained by the Company, the Company carries comprehensive general liability and excess liability coverage on the Properties in the amount of $35,000,000 to insure against liability claims and provide for the costs of defense. Similarly, the Company intends to be insured against the risk of direct physical damage in amounts necessary to reimburse the Company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the construction period in the aggregate amount of $25,000,000. There are, however, certain types of losses (such as losses arising from acts of war or relating to pollution) that are not generally insured because they are either uninsurable or not economically insurable.

REGULATION AND SUPERVISION

     ENVIRONMENTAL MATTERS. Under various federal, state and local laws and regulations, a current or previous owner, operator, manager or developer of real estate may be liable for the cost of removing and remediating certain hazardous or toxic substances on the property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The cost of removing or remediating these hazardous or toxic substances may be substantial, and the presence of these substances, or the failure to remediate conditions effected by the substances promptly, may adversely affect the owner's or operator's ability to sell the real estate or borrow against the real estate.

     Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the cost of removing or remediating these substances at the disposal or treatment facility. Certain laws impose liability for the release of asbestos into the air. Third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to asbestos. In connection with its ownership and operation of the properties, the Company may be potentially liable for these costs. In addition, the presence of hazardous or toxic substances at a site adjacent to or in the vicinity of a property could require the owner to participate in remediation activities in certain cases or could have an adverse effect on the value of the property.

     Although certain tenants at several of the Properties use hazardous or toxic substances in the ordinary course of their operations, the Company believes that those Properties are in material compliance with all federal, state and local regulations regarding hazardous or toxic substances and the Company is not aware of any material liability or claim relating to hazardous or toxic substances at any of the Properties.

     All the Properties have been subject to at least a Phase I environmental assessment. These assessments were intended to evaluate the environmental condition of, and potential environmental liabilities associated with, the Properties, and included: (i) a visual observation of the Properties during a site visit; (ii) a review of certain records concerning the Properties including publicly-available information concerning known conditions at other properties in the vicinity of the Properties; (iii) consideration of the likely presence of asbestos containing materials in the buildings on the Properties; (iv) consideration of the likely presence of elevated levels of lead in the drinking water; (v) an inquiry into the likely presence of polychlorinated biphenyls in electrical transformers; (vi) consideration of the presence of underground or above-ground storage tanks and (vii) the preparation of a written report. A Phase I assessment does not include sampling or analysis of soil, ground water or other environmental media or subsurface investigations.

     Based on environmental investigation conducted at the time of the Merger, the Company implemented environmental remediation plans at four Properties. The Company has completed the remediation work for, and obtained a closure letter from the appropriate regulatory authorities with respect to, one of those Properties. Pursuant to an indemnification arrangement entered into by the Company, the majority of the costs incurred for this remediation work were paid by Trust 83. The Company has also obtained regulatory approval for remediation plans for the remaining three Properties and has completed the work contemplated by those plans. Regulatory authorities are currently reviewing test results to determine whether it would be appropriate for them to issue closure letters for those three properties. Remediation costs for these four Properties applicable to the work done in 1996 total $55,000.

     In addition, two other Properties have experienced groundwater contamination. An environmental consultant has reported that the sources of the contamination appear to be adjoining parcels. Two responsible parties have acknowledged, one in writing and one orally, that they must fund remediation costs. Management has reviewed the financial condition of the responsible parties (one a Fortune 500 company and the other a municipality located in the San Francisco Bay Area) and believes that both parties have the ability to fund the costs of remediation. Accordingly, the Company has not accrued any liability related to these two Properties.

     Environmental assessments do not necessarily identify all environmental compliance issues or the extent of required remediation for those issues they do identify.

     REGULATION. A number of federal, state and local laws (such as the Americans with Disabilities Act) may require modification to existing buildings to improve access to such buildings by disabled persons. Additional legislation may impose further requirements on owners with respect to access by disabled persons. The cost of compliance with such laws may be substantial and may reduce overall returns on properties.

RISKS ASSOCIATED WITH RELIANCE ON FORWARD LOOKING STATEMENTS

     This report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act')/ Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company and its management with respect to, among other things: (i) potential acquisitions or property developments by the Company; (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; (iv) the Company's growth strategy, operating strategy and financing strategy; (v) the declaration and payment of dividends; and (vi) regulatory matters affecting the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. Risks and uncertainties associated with the Company's acquisition activities include risks that: acquisition opportunities explored by the Company may be abandoned, investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvements to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Additional factors that may cause such differences are described in the Risk Factors section of the Company's Registration Statement on Form S-11, File No. 333-02322.

     ITEM 2.   PROPERTIES.

     The Company owned and operated 60 warehouse/distribution Properties and 18 light industrial Properties (collectively, the "Industrial Properties") encompassing approximately 9.4 and 1.0 million square feet, respectively, of leasable space that was 94% and 97% leased, respectively, as of December 31, 1996. The Company also owned and operated three retail Properties encompassing 460,992 square feet of leasable space that was 87% leased as of December 31, 1996.

INDUSTRIAL PROPERTIES

     The warehouse/distribution Properties are adaptable to bulk distribution or light assembly and manufacturing uses. They generally have clear heights in excess of 24 feet, building depths in excess of 150 feet, office finish of less than 15% and numerous dock high truck doors. These Properties comprise approximately 9.4 million rentable square feet (or approximately 87% of the total rentable square feet of the Properties) that was 94% leased to 130 tenants at December 31, 1996. Forty-five of the warehouse/distribution Properties (64% of total rentable square feet) are located in the Chicago, Dallas or Memphis metropolitan areas.

     The light industrial Properties are adaptable to uses similar to those of the warehouse/distribution Properties. However, they are better suited for smaller tenants and have lower ceiling heights and higher office finish. The light industrial Properties generally have clear heights of 14 to 22 feet, building depths of 60 to 150 feet and office finish of 10% to 50%. These Properties comprise approximately 1.0 million rentable square feet (or approximately 9% of the total rentable square footage of the Properties) that was 97% leased to 56 tenants at December 31, 1996. Fourteen light industrial properties (62% of total rentable square feet) are located in Dallas, Phoenix or the Los Angeles Basin. The remaining light industrial properties are located in the Memphis, Detroit and San Diego areas.

      The following table sets forth certain information relating to the Company's Industrial Properties as of December 31, 1996.

                                      WAREHOUSE/DISTRIBUTION

                                                      RENTABLE               ANNUAL    NUMBER
                                                       SQUARE    PERCENT    BASE RENT    OF
PROPERTY NAME                     LOCATION              FEET     LEASED        (1)     TENANTS
----------------------------------------------------------------------------------------------
DALLAS
Great Southwest 110             Arlington, TX          163,043   100.00%   $  407,604     1
Great Southwest #4              Arlington, TX           90,880   100.00%      203,210     2
Beltline                        Carrollton, TX          96,000   100.00%      290,520     7
201 Regal Row                   Dallas, TX              59,970   100.00%      165,516     1
Northgate #4                    Dallas, TX              56,633   100.00%      160,217     2
Valley Branch #2                Farmers Branch, TX      74,160   100.00%      178,308     2
Valwood 20                      Farmers Branch, TX      99,600   100.00%      348,600     1
Centreport 17                   Fort Worth, TX          51,923   100.00%      251,567     1
Northgate International         Garland, TX            260,000   100.00%      948,698     1
Sarah Jane Parkway              Grand Prairie, TX      361,690   100.00%    1,294,127     1
Las Colinas #1                  Irving, TX              35,050   100.00%      110,412     1
Wildwood (2)                    Irving, TX             269,768   100.00%      593,484     1
Water's Ridge                   Lewisville, TX         367,744   100.00%    1,055,676     1
Palisades I                     Plano, TX               56,000    80.00%      173,216     5
Palisades II                    Plano, TX               56,000    80.00%      167,664     5

LOS ANGELES BASIN
Arenth Avenue                   City of Industry, CA   332,790   100.00%    1,085,916     1
Mission Oaks                    Camarillo, CA          310,736   100.00%    1,081,361     1
Wanamaker                       Ontario, CA            136,249   100.00%      522,000     2
Rustin Avenue                   Riverside, CA          113,721   100.00%      433,464     3
Valencia Industrial Building    Valencia, CA           107,520   100.00%      567,706     1

MEMPHIS
Olive Branch                    Olive Branch, MS       480,000   100.00%    1,279,908     1
Olive Branch II                 Olive Branch, MS       320,000   100.00%      896,412     1
Hennessey Warehouse             La Vergne, TN           96,000   100.00%      273,900     2
1550 Heil Quaker                La Vergne, TN          238,900   100.00%      716,700     1
1600 Corporate Place            La Vergne, TN          102,652   100.00%      307,956     1
4013 Premier                    Memphis, TN            181,064     0.00%           --    --
4000 Air Park Cove              Memphis, TN            120,640   100.00%      319,696     1
Airport Bldg #3                 Memphis, TN             75,000   100.00%      167,436     2
Airport Bldg #14                Memphis, TN            175,275   100.00%      433,356     2
Airport Bldg #16A               Memphis, TN             62,290   100.00%     288,3301     1
Airport Bldg #16B               Memphis, TN             21,000   100.00%       86,520     1
Airport Bldg #17                Memphis, TN            142,618   100.00%      364,656     2
Delp Distribution               Memphis, TN            300,000   100.00%    1,035,000     1


                                                        RENTABLE                 ANNUAL    NUMBER
                                                         SQUARE    PERCENT     BASE RENT     OF
PROPERTY NAME                     LOCATION                FEET     LEASED         (1)      TENANTS
--------------------------------------------------------------------------------------------------
CHICAGO
5101 W. 122nd Street            Alsip, IL                123,986    89.43%       480,788      2
Bedford Park                    Bedford Park, IL         200,808   100.00%       652,626      1
Crossroads Parkway              Bolingbrook, IL          249,630    68.10%       651,938      2
700 Pratt                       Elk Grove Village, IL     81,480   100.00%       282,795      3
900 Pratt                       Elk Grove Village, IL     30,000     0.00%            --     --
1090 Pratt                      Elk Grove Village, IL     24,975   100.00%        87,413      1
1100 Pratt                      Elk Grove Village, IL     39,500   100.00%       163,135      1
1180 Pratt                      Elk Grove Village, IL     24,350   100.00%       113,228      1
801 Lunt                        Elk Grove Village, IL     41,600     0.00%            --     --
1000 Lunt                       Elk Grove Village, IL    121,465   100.00%       504,861      6
1201 Busse                      Elk Grove, IL             24,000   100.00%       126,000      1
1815 Landmeier                  Elk Grove, IL             77,150   100.00%       284,580      1
2375 Touhy Ave                  Elk Grove, IL             53,550   100.00%       237,762      1
3400 West Lake                  Glenview, IL             121,225   100.00%       566,596      2
Lombard                         Lombard, IL              193,000    16.26%       156,000      1
17025 Wallace                   South Holland, IL         95,515   100.00%       364,907      3
17129 Wallace                   South Holland, IL         84,000   100.00%       310,318      1

COLUMBUS
Crosswind Drive                 Columbus, OH           1,014,592   100.00%     2,790,128      1

SAN FRANCISCO BAY AREA
Overlake Place                  Newark, CA               160,000   100.00%       777,262      1
San Carlos Industrial           San Carlos, CA           134,352   100.00%     1,004,622      8
Gold River Lane                 Stockton, CA             351,788   100.00%     1,279,920      1

SEATTLE
Park At Woodinville             Woodinville, WA          237,221    96.22%     1,251,015     14

OTHER
Birmingham 1 (3)                Birmingham, AL            78,000   100.00%       243,420      5
Birmingham 2 (3)                Birmingham, AL            79,095    56.08%       155,769      2
Baxter                          Little Rock, AR           50,000   100.00%       162,500      1
Port Distribution               Little Rock, AR          185,250   100.00%       468,675      3
Pontiac                         Pontiac , MI              74,400   100.00%       337,776      1
                                                       ----------------------------------------

TOTAL WAREHOUSE/DISTRIBUTION PROPERTIES                9,365,848    93.88%  $ 29,663,169    130
                                                       ----------------------------------------
                                                       ----------------------------------------


                                        LIGHT INDUSTRIAL

                                                        RENTABLE                ANNUAL    NUMBER
                                                         SQUARE    PERCENT     BASE RENT    OF
PROPERTY NAME                   LOCATION                  FEET     LEASED         (1)     TENANTS
-------------------------------------------------------------------------------------------------
DALLAS
Northgate #5                    Dallas, TX                31,747   100.00%    $  119,114      3
Northgate #28                   Dallas, TX                36,736   100.00%       119,392      1
Regal Empress                   Dallas, TX                46,509   100.00%       273,719      6
Valley Branch #1                Farmers Branch, TX        33,000   100.00%       138,902      7
Las Colinas #4                  Irving, TX                22,159    55.31%        45,192      4
Las Colinas #5                  Irving, TX                77,304   100.00%       231,267      3

LOS ANGELES BASIN
Chatsworth Office Building      Chatsworth, CA            40,000   100.00%       297,600      1
Cypress A Building              Cypress, CA               32,256   100.00%       278,692      1
Cypress B Building              Cypress, CA               68,760   100.00%       476,943      3
Cypress C Building              Cypress, CA               36,216   100.00%       308,560      1
North Irvine                    Santa Ana, CA             56,800   100.00%      467,5781      2

MEMPHIS
Willow Lake                     Memphis, TN               65,400   100.00%       523,200      1

PHOENIX
Phoenix N. 23rd                 Phoenix, AZ               40,980    50.00%        62,699      1
Phoenix N. 27th                 Phoenix, AZ               32,480   100.00%       222,163      1
Phoenix Plaza Three             Phoenix, AZ               62,780   100.00%       429,415      1

OTHER
6355 Nancy Ridge Dr.            San Diego, CA              5,294   100.00%        40,656      1
Scripps Venturers               San Diego, CA            184,761   100.00%     1,403,100      6
Troy Tech II                    Troy, MI                 122,829   100.00%       830,541      3
-----------------------------------------------------------------------------------------------

TOTAL LIGHT INDUSTRIAL PROPERTIES                        996,011    96.95%  $  6,268,733     56
                                                      -----------------------------------------
                                                      -----------------------------------------

TOTAL INDUSTRIAL PROPERTIES                           10,361,859    94.18%  $ 35,931,902    186
                                                      -----------------------------------------
                                                      -----------------------------------------

---------------
(1) Represents annualized monthly Base Rent from leases in effect as of December 31, 1996. For purposes of this report, "Base Rent" means contractual gross rent and, therefore, excludes payments by tenants on account of real estate taxes and operating expense reimbursements.

(2)  The Company has entered into a contract to sell the Wildwood Property.

(3) On January 10, 1997, the Company sold the Birmingham I and II properties. See Item 7 below.

     LEASES EXPIRATIONS OF INDUSTRIAL PROPERTY. At December 31, 1996, 84 leases, representing 60% of the annual Base Rent from the leased space at the Industrial Properties as of December 31, 1996 are leased on a triple net basis with tenants responsible for most day-to-day operating expenses such as real estate taxes, insurance, utilities, maintenance of common areas and non-structural repairs. With regard to retaining existing tenants, the Company's tenant retention rate on a square footage basis for the Company's Industrial Properties during 1996 was 66%. In connection with renewals and released space, the average base rents increased by 2% during 1996. The Company also expects to obtain rental increases from existing leases which expire after December 31, 1996 but have scheduled rental adjustments (both fixed and inflation indexed). These leases comprise approximately 56% of the annual base rent of the Company's industrial leases.

     The following table shows scheduled lease expirations for the Industrial Properties for all leases in effect as of December 31, 1996. The table assumes that none of the tenants exercises any renewal option or termination right. The annual average rentable square footage subject to leases expiring between 1997 and 2011 for warehouse/distribution Properties and light industrial Properties is approximately 586,182 and 107,291 square feet, respectively.

                                LEASE EXPIRATIONS

                                     PERCENTAGE    CUMULATIVE
                                      OF TOTAL     % OF TOTAL        ANNUAL
                       SQUARE FEET     LEASED        LEASED        BASE RENT
           NUMBER OF   SUBJECT TO    SQUARE FEET   SQUARE FEET       UNDER
             LEASES     EXPIRING     OF EXPIRING   OF EXPIRING      EXPIRING
     YEAR   EXPIRING     LEASES        LEASES        LEASES        LEASES (1)
     ----   --------     ------        ------        ------        ----------
     WAREHOUSE/DISTRIBUTION AND LIGHT INDUSTRIAL:

     1997      57      2,190,800          22.45%       22.45%    $  7,956,734
     1998      28        777,188           7.96%       30.41%       2,750,246
     1999      39      1,160,669          11.89%       42.31%       5,264,517
     2000      25        875,431           8.97%       51.28%       3,206,233
     2001      30      1,138,947          11.67%       62.95%       4,780,224
     2002       5         80,736           0.83%       63.78%         391,032
     2003       2         52,480           0.54%       64.32%         382,968
     2004       4        212,910           2.18%       66.50%         792,002
     2005       5        838,361           8.59%       75.09%       2,376,507
     2006       5      1,701,400          17.44%       92.53%       5,681,641
     2011       2        729,434           7.47%      100.00%       2,349,803
           -----------------------                              ---------------
              202      9,758,356                                $  35,931,907
           -----------------------                              ---------------
           -----------------------                              ---------------


     WAREHOUSE/DISTRIBUTION:

     1997(2)   37      1,870,661          21.28%       21.28%    $  6,112,725
     1998      21        747,347           8.50%       29.77%       2,595,693
     1999      23        912,463          10.38%       40.15%       3,472,421
     2000      15        800,904           9.11%       49.26%       2,819,255
     2001      23        964,932          10.97%       60.24%       3,469,072
     2002       2         42,360           0.48%       60.72%         150,048
     2004       4        212,910           2.42%       63.14%         792,002
     2005       4        810,327           9.22%       72.35%       2,220,510
     2006       5      1,701,400          19.35%       91.70%       5,681,641
     2011       2        729,434           8.30%      100.00%       2,349,803
           -----------------------                              ---------------
              136      8,792,738                                $  29,663,169
           -----------------------                              ---------------
           -----------------------                              ---------------

                                LEASE EXPIRATIONS

                                     PERCENTAGE    CUMULATIVE
                                      OF TOTAL     % OF TOTAL        ANNUAL
                       SQUARE FEET     LEASED        LEASED        BASE RENT
           NUMBER OF   SUBJECT TO    SQUARE FEET   SQUARE FEET       UNDER
             LEASES     EXPIRING     OF EXPIRING   OF EXPIRING      EXPIRING
     YEAR   EXPIRING     LEASES        LEASES        LEASES        LEASES (1)
     ----   --------     ------        ------        ------        ----------

     LIGHT INDUSTRIAL:

     1997(3)   20        320,139          33.15%       33.15%    $  1,844,009
     1998       7         29,841           3.09%       36.24%         154,552
     1999      16        248,206          25.70%       61.95%       1,792,096
     2000      10         74,527           7.72%       69.67%         386,979
     2001       7        174,015          18.02%       87.69%       1,311,152
     2002       3         38,376           3.97%       91.66%         240,984
     2003       2         52,480           5.43%       97.10%         382,968
     2005       1         28,034           2.90%      100.00%         155,997
           -----------------------                              ---------------
               66        965,618                                 $  6,268,738
           -----------------------                              ---------------
           -----------------------                              ---------------


---------------
(1) Represents annualized monthly Base Rent of the leases in effect at December 31, 1996.

(2) Includes two leases that are on a "month-to-month" basis as of December 31, 1996 (33,495 square feet and $119,280 of annualized Base Rent).

(3) Includes five leases that are on a "month-to-month" basis as of December 31, 1996 (25,766 square feet and $99,000 of annualized Base Rent).


RETAIL PROPERTIES

     At December 31, 1996, the Company owned three retail Properties consisting of one neighborhood and two community shopping centers with a total of 460,992 square feet of retail space. That space was 87% leased to 62 tenants. These Properties account for 4% of the total rentable square feet of the entire portfolio. The Company is actively marketing for sale one retail Property, representing 75,881 square feet or 16% of the total rentable square feet of retail Properties. The Company expects to sell the remaining retail Properties in its portfolio as market conditions warrant and purchase, with the net proceeds from such sales, industrial properties that meet the Company's investment objectives. The Company's investments in retail properties are subject to risks incident to: (i) the oversupply of retail space in certain areas of the United States; (ii) severe competition from new retailers and the nationwide expansion of existing retailers; and (iii) various negative general economic factors.

     In addition, some of the retail leases include guaranteed minimum rents plus potential percentage rents equal to a specified percentage of the tenant's sales over specified amounts. During 1996, few retail tenants' sales reached the amounts specified in the percentage rent clauses of their leases.

     The following table sets forth information relating to the Company's retail properties as of December 31, 1996.


                                                  RENTABLE                 ANNUAL   NUMBER
                                                   SQUARE     PERCENT    BASE RENT    OF
PROPERTY NAME                 LOCATION              FEET      LEASED        (1)     TENANTS
-------------------------------------------------------------------------------------------
Golden Cove Shopping Center   Rancho Palos          75,881     39.88%   $   467,995    20
                               Verdes, CA
Marietta Trade Center         Marietta, GA         305,791     94.70%     2,468,208    41
Live Oak Parkway              Norcross, GA          79,320    100.00%       500,000     1
                                                 ----------------------------------------

TOTAL RETAIL PROPERTIES                            460,992     86.59%   $ 3,436,203    62
                                                 ----------------------------------------
                                                 ----------------------------------------

-------------
(1) Represents annualized monthly Base Rent from leases in effect as of December 31, 1996.


     LEASES EXPIRING OF RETAIL PROPERTIES. The average rentable square feet subject to expiring leases for the retail Properties between 1997 and 2008 is approximately 33,263 square feet per year. The following table shows scheduled lease expirations for the retail Properties for all leases in effect as of December 31, 1996. The table assumes that none of the tenants exercises any renewal option or termination right.

                                     PERCENTAGE    CUMULATIVE
                                      OF TOTAL     % OF TOTAL        ANNUAL
                       SQUARE FEET     LEASED        LEASED        BASE RENT
           NUMBER OF   SUBJECT TO    SQUARE FEET   SQUARE FEET       UNDER
             LEASES     EXPIRING     OF EXPIRING   OF EXPIRING      EXPIRING
     YEAR   EXPIRING     LEASES        LEASES        LEASES        LEASES (1)
     ----   --------     ------        ------        ------        ----------

     1997(2)   18         28,741         7.20%         7.20%       $  283,586
     1998      15         43,572        10.92%        18.12%          586,893
     1999      15         36,479         9.14%        27.26%          384,560
     2000       7         28,588         7.16%        34.42%          353,013
     2001       1          6,179         1.55%        35.97%           47,269
     2002       3          4,759         1.19%        37.16%           52,464
     2004       1          9,600         2.41%        39.56%          110,400
     2005       1          3,200         0.80%        40.36%          117,316
     2008       3        238,042        59.64%       100.00%        1,500,702
            ----------------------                             ----------------
               64        399,160                                 $  3,436,203
            ----------------------                             ----------------
            ----------------------                             ----------------

---------------
(1) Represents annualized monthly Base Rent of the leases in effect at December 31, 1996. For purposes of this report, "Base Rent" means contractual gross rent and, therefore, excludes payments by tenants on account of real estate taxes and operating expense reimbursements.

(2) Includes five leases that are on a "month-to-month" basis as of December 31, 1996 (15,260 square feet and $116,495 of annualized Base Rent).

PRINCIPAL TENANTS

     The 15 largest tenants accounted for approximately 50% (or approximately $18.8 million) of the Company's total annual Base Rent at December 31, 1996. The weighted average remaining lease term for the 15 largest tenants was 7.4 years at December 31, 1996. Although the loss of several significant tenants could have a materially adverse effect on the financial condition of the Company, the Company believes that the total number and geographical distribution of tenants at the warehouse/distribution and light industrial Properties contributes to the stability of the portfolio, eases releasing of space subject to expiring leases and mitigates the potential impact on cash flows due to periodic vacancies.

     The table below shows the 15 largest tenants occupying the Company's Properties, as measured by annualized Base Rent as of December 31, 1996.


                                       NUMBER   SQUARE      ANNUAL    PERCENTAGE
                                         OF      FEET        BASE      OF TOTAL
                                       LEASES   LEASED     RENT (1)   PORTFOLIO
                                       ------ ---------  ------------ ----------
  Sears Roebuck and Co. (2)                3  1,814,592  $  4,966,448    12.6%
  Continental General Tire, Inc.           2    632,790     2,120,916     5.4
  Allegiance Healthcare Corporation (3)    2    411,690     1,456,627     3.7
  Technicolor Videocassette, Inc.          1    310,736     1,379,668     3.5
  Kraft Foods, Inc.                        1    351,788     1,279,920     3.3
  L.D. Brinkman and Company                1    367,744     1,055,676     2.7
  Cumberland Swan, Inc.                    2    341,552     1,024,656     2.6
  Carnation Co. (4)                        1    260,000       948,698     2.4
  Mitchell International                   3     84,706       786,312     2.0
  BT Office Products International, Inc.   1    160,000       777,262     2.0
  Lake River Corporation                   1    200,808       652,626     1.7
  Bank One Arizona, NA                     3     95,260       651,578     1.7
  Delta Lithograph Corporation             1    107,520       567,706     1.4
  Super Discount Markets                   1     76,800       554,227     1.4
  The Woodbridge Group                     3     70,464       549,197     1.4
                                         ---- ---------  ------------  ------
  Total                                   26  5,286,450  $ 18,771,517    47.8%
                                         ---- ---------  ------------  ------
                                         ---- ---------  ------------  ------
----------
(1) Represents annualized Base Rent from leases in effect as of December 31, 1996.

(2) These leases are signed by Sears Logistics Services, Inc. and guaranteed by Sears Roebuck and Co. These leases cover two Properties: Olive Branch (Memphis) and Crosswind Drive (Columbus). The two leases covering the Olive Branch Property expire March 31, 2005, feature two five-year renewal options and include rent escalation provisions during the final five years of the leases. The lease covering the Crosswind Drive Property expires in September 2006, features two five-year renewal options and includes rent escalation provisions in years six through ten.

(3)  This lease is guaranteed by Baxter Healthcare Corporation.

(4)  This tenant has sub-leased this space to Blockbuster Videos, Inc.

     ITEM 3.   LEGAL PROCEEDINGS.

     The Company currently is not involved in any litigation nor, to its knowledge, is any litigation currently threatened, except for routine litigation arising in the ordinary course of business.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1996.

                                     PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

     The Company's Common Stock has been listed on the NYSE since February 26, 1996, under the symbol "MDN." On February 20, 1997, the last reported sales price per share of Common Stock on the NYSE was $22.375. There were approximately 19,090 holders of record of the Company's Common Stock at February 20, 1997. The following table sets forth the high and low last reported closing sales prices per share of the Common Stock on the NYSE since it has been listed.

     PERIOD                                        HIGH         LOW
     -----------------------------------------------------------------
     1996
     February 26, 1996 through March 31, 1996     $16.625     $15.125
     Second Quarter                               $18.375     $15.875
     Third Quarter                                $18.125     $17.125
     Fourth Quarter                               $21.750     $17.125

     There are two holders of record of the Series B Preferred Stock owning 2,272,727 shares. The Series B Preferred Stock is convertible into Common Shares under certain conditions.

     Under the REIT tax rules, the Company will be required to make distributions to shareholders that aggregate annually to at least 95% of its taxable income. For the period beginning February 23, 1996 (the date the Merger and Asset Purchase were completed) through March 31, 1996, the Company declared and paid distribution of approximately $0.12 per share to holders of record of Common Stock (equivalent to a quarterly distribution of $0.29 per share). Thereafter, the Company has declared and paid regular quarterly distributions of $0.29 per share to holders of its Common Stock, which on an annualized basis is equivalent to an annual distribution of $1.16 per share of Common Stock. In addition, the terms of the outstanding shares of Series B Preferred Stock provide for cumulative dividends at an initial share rate of at least $0.31 per quarter or $1.24 per year. For the period beginning February 23, 1996 (the date of completion of the Preferred Stock Private Placement) through March 31, 1996, the Company declared and paid a distribution per share to the holders of record of the Series B Preferred Stock of $0.13 (equivalent to a quarterly distribution of approximately $0.31 per share). Thereafter, the Company has declared and paid regular quarterly distributions of $0.31 per share to holders of Series B Preferred Stock. Future distributions by the Company will be at the discretion of the Company's Board of Directors (the "Board") and will depend on the actual funds from operations of the Company, its financial condition, its capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board deems relevant. In addition, the rights of holders of Common Stock to receive distributions are junior to the rights of the holders of the Series B Preferred Stock; the terms of the Series B Preferred Stock provide that no dividends may be paid on shares of Common Stock if dividends to which the holders of Series B Preferred Stock are entitled are in arrears. There can be no assurance that any such distributions will be made by the Company.

     As a result of the Merger, holders of Trust VI common stock and Trust VII common stock received a total of 553,000 Merger Warrants. The Merger Warrants were issued in certificated form under a Warrant Agreement between the Company and First Chicago Trust Company of New York, as warrant agent.

     The Merger Warrants were issued on April 8, 1996. Each Merger Warrant entitles the holder to receive one share of Common Stock upon its exercise. The Merger Warrants are listed for trading on the American Stock Exchange. The Merger Warrants are exercisable during the period May 23, 1997 through February 24, 1999. The exercise price of the Merger Warrants is $16.23 (the average of the closing prices of the Common Stock for the first 20 trading days after the Merger).

     The exercise price of the Merger Warrants and the number of shares of Common Stock issuable upon exercise of the Merger Warrants are subject to adjustment in the event of stock dividends, stock splits, subdivisions, reclassifications, reorganizations, consolidations and mergers. During the period that the Merger Warrants are exercisable, the Merger Warrants may be exercised by delivering the certificates representing the Merger Warrants, and paying the exercise price by cash or certified or bank check, to the warrant agent. The Merger Warrants may not be exercised unless a registration statement under the Securities Act, covering the underlying shares of Common Stock, is current and effective and those shares of Common Stock have been qualified, or there is an exemption from applicable qualification requirements, under the securities laws of the state of residence of the holder of the Merger Warrants. The shares of Common Stock underlying the Merger Warrants have been registered under the Company's registration statement declared effective January 6, 1996. However, the Company may suspend the exercisability of the Merger Warrants during the exercise period if, for any reason, no registration statement is effective with respect to the shares of Common Stock underlying the Merger Warrants (for example, because a stop order relating to the Registration Statement issued by the SEC is then in effect) or the Company determines that the Prospectus does not provide current information as required by the Securities Act or otherwise needs to be amended in order to comply with the Securities Act. The Company would extend the exercise period of the Merger Warrants in the case of certain such suspensions.

     If a holder of Merger Warrants fails to exercise his or her Merger Warrants before their expiration, those warrants will expire and the holder will have no further rights with respect to Merger Warrants. A holder of Merger Warrants will not have any rights, privileges or liabilities of a stockholder of the Company prior to exercise of the Merger Warrants, including the rights to vote and to receive distributions.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     The Company has adopted a dividend reinvestment and stock purchase plan designed to provide holders of Common Stock with a convenient and economical means to reinvest all or a portion of their cash dividends in shares of Common Stock and to acquire additional shares of Common Stock through voluntary purchases. First Chicago Trust Company of New York, which serves as the Company's transfer agent, administers the dividend reinvestment and stock purchase plan.

     ITEM 6.   SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data for the Company as of and for the year ended December 31, 1996 and for the period from May 18, 1995 (inception) to December 31, 1995. The Company was incorporated on May 18, 1995. Except for interest earned on its investments and general and administrative expenses which have been incurred and accrued, the Company had no other activities prior to February 23, 1996, the Merger date. This table should be read in conjunction with the more detailed financial statements included elsewhere herein.

     In addition, the table summarizes certain selected financial data of the Merged Trusts as of and for the five years ended December 31, 1995 and for the period January 1, 1996 to February 23, 1996. This table should be read in conjunction with the more detailed financial statements of the Merged Trusts incorporated as an exhibit to this report.

                        SELECTED FINANCIAL AND OTHER DATA
                       As of and for the periods indicated
                      (in thousands, except per share data)

                                        COMPANY (1)                                   MERGED TRUSTS (2)
                                 --------------------------------------------------------------------------------------------------
                                     YEAR        MAY 18,    JANUARY 1,
                                    ENDED        1995 TO     1996 TO                      YEAR ENDED DECEMBER 31,
                                 DECEMBER 31, DECEMBER 31, FEBRUARY 23,  ----------------------------------------------------------
                                     1996           1995       1996(2)      1995       1994         1993        1992        1991
                                 ------------ ------------------------   ---------  -----------------------   ---------  ----------
OPERATING DATA:
 Total Revenues                  $    35,041     $     33     $  5,158   $  34,597  $  34,822     $  35,024   $  38,096  $   39,587
 Income (Loss) Before
   Gain on Sale of Properties
   and Extraordinary
   Items                              11,161       (1,293)       (542)         852    (11,135)      (9,993)    (18,884)    (17,878)
 Gain on Sale of Properties            3,313           --           --          --         --            --          --          --
 Extraordinary Items                    (411)          --           --     (1,865)         --           796          --          --
 Net Income (Loss)                    14,063       (1,293)       (542)     (1,013)    (11,135)      (9,197)    (18,884)    (17,878)
 Net Income (Loss) Allocable
   to Common                          11,651       (1,322)          --          --         --            --          --          --
 Net Income (Loss) Per
   Common Share:
   Before Extraordinary
    Items                        $      1.38    $  (32.05)     $   --   $      --   $      --    $      --   $      --   $      --
   Net Income (Loss)                    1.33       (32.05)         --          --          --           --          --          --
 Distributions Per
   Share:
   Common Stock                         0.99           --          --          --          --           --          --          --
   Preferred Dividends                  1.06         0.03          --          --          --           --          --          --

BALANCE SHEET DATA:
 Investment in Real
   Estate, Net                   $   321,984      $    --      $   --   $ 217,216   $ 226,219    $ 249,492   $ 277,561   $ 300,854
 Total Assets                        333,063        3,724          --     247,159     250,986      275,951     304,426     323,735
 Mortgage Loans                       66,094           --          --     109,728     137,143      151,130     168,059     166,534
 Unsecured Credit
   Facility                           11,500           --          --          --          --           --          --          --
 Stockholders' Equity
   (Deficit)                         243,513         (714)         --     106,375     107,388      118,523     128,182     148,914

OTHER DATA:
 Funds From
   Operations (3)                $    16,076      $    --      $   --   $      --   $      --    $      --   $      --   $      --
 Cash Flows Provided By
   (Used In):
  Operating Activities                20,615         (459)       (549)      7,229       6,755        8,226       6,946       5,140
  Investing Activities               (86,302)        (576)       (185)     (5,039)      5,949         (466)     (1,723)     (3,110)
  Financing Activities                68,154        1,510        (442)     (6,069)    (14,200)      (4,696)     (1,007)      1,414
 Weighted Average:
   Common Shares
    Outstanding                        8,779          900          --          --          --           --          --          --
   Preferred Shares
    Outstanding                        2,273        1,000          --          --          --           --          --          --

---------------
(1) Reflects the historical results of the Company as of and for the year ended December 31, 1996, and as of and for the period from May 18, 1995 (inception) to December 31, 1995.

(2) Reflects the historical operations of the Merged Trusts as of and for the period from January 1, 1996 to the Merger date of February 23, 1996, and as of and for each of the five years ended December 31, 1995.

(3) In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of an entity to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of an entity's cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of an entity's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations is defined by NAREIT as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates Funds From Operations as defined by NAREIT and as interpreted in the White Paper (i.e., the Company does not add back amortization of deferred financing costs and depreciation of non-rental real estate assets to net income). A reconciliation of Funds From Operations to net income for the year ended December 31, 1996 is set forth below:


                                                  FOR THE YEAR
                                                      ENDED
                                                   DECEMBER 31,
                                                       1996
          -----------------------------------------------------
          Net Income                              $ 14,063,000
          Reconciling Items:
           Depreciation and Amortization of
            Real Estate Assets                       4,915,000
            Gain on Sale of Properties              (3,313,000)
            Extraordinary Item                         411,000
          -----------------------------------------------------
          Funds From Operations                   $ 16,076,000
          -----------------------------------------------------
          -----------------------------------------------------

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company is a self-administered and self-managed real estate operating company engaged primarily in the business of owning, acquiring, developing, managing, and leasing income-producing warehouse/distribution and light industrial properties. (See Item 1 above.) The Company's principal asset is its portfolio of 78 Industrial Properties and three retail properties. (See
Item 2 above.)

     This section should be read in conjunction with the financial statements and supplementary data listed in Item 8 and Item 14 below. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (a) describe accounting terms that are used as line items in those financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Prior to the Merger, the Merged Trusts historically used equity capital and long-term debt financing as their principal sources for funding property acquisitions. The Company intends to finance property acquisitions, development, expansions and renovations using a combination of cash flow from operations and bank and institutional debt financing, supplemented with private or public debt or equity placements. Where intermediate or long-term debt financing is employed, the Company generally seeks to obtain fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt. The Company intends to operate with a ratio of debt-to-total market capitalization (such ratio representing total indebtedness divided by total market capitalization comprising the sum of total indebtedness, plus the market value of the Company's Common Stock and the liquidation preference value of the Series B Preferred Stock) which generally will not exceed 50%.

SOURCES OF LIQUIDITY

     The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, (iii) borrowings under the Unsecured Credit Facility, (iv) proceeds from private or public equity or debt placements and
(iv) proceeds from the sale of properties. A summary of the Company's historical cash flows for the year ended December 31, 1996 is as follows:

               Cash flows provided by (used in):
               Operating activities                  $  20,615,000
               Investing activities                    (86,302,000)
               Financing activities                     68,154,000

     As of December 31, 1996, the Company had approximately $2,942,000 in cash and cash equivalents.

     As of December 31, 1995, the Merged Trusts and Trust 83 had approximately $126.1 million in total debt, $33.5 million of which was paid off concurrent with the Merger using a portion of the net proceeds from the Preferred Stock Private Placement which consisted of the sale in a private placement of 2,272,727 shares of Series B Preferred Stock, resulting in an outstanding debt balance after the Merger of approximately $92.6 million. Also subsequent to the Merger, the Company drew on the Unsecured Credit Facility and used the proceeds to retire all other debt assumed upon the Merger and Asset Purchase, except for the $66.1 million outstanding on the fixed rate debt facility the ("Mortgage Loan"). The Mortgage Loan bears interest at the annual rate of 8.63% and requires interest only payments until its maturity in 2005.

     During the year ended December 31, 1996, the Company borrowed $118,400,000 on its Unsecured Credit Facility and used the proceeds therefrom to payoff debt acquired in connection with the Merger and Asset Purchase and fund property acquisitions.

     The Unsecured Credit Facility bears interest at LIBOR plus 1.7% (7.26% at December 31, 1996), requires interest only payments until maturity in February 1998, and provides for fees on the unused portion of the facility of 25 basis points if 65% or less of the facility is used and 15 basis points if more than 65% of the facility is used. In addition, the Company (i) paid an agency fee of $15,000 for the twelve-month period ending February 1, 1997 and (ii) will pay an agency fee of $30,000 for the twelve-month period ending February 1, 1998. The Unsecured Credit Facility provides for a maximum borrowing amount of $75 million. The Company is currently negotiating for an increase in the maximum borrowing amount under the Unsecured Credit Facility to $150 million, and an extension of the maturity date. In addition, the Company may incur indebtedness in the future that also bears interest at a variable rate and may be required to refinance its debt at higher rates. Increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay expected distributions to stockholders. The Company intends to use future borrowings on its Unsecured Credit Facility to finance acquisitions and development and provide working capital.

     The expected debt maturities in 1997 and thereafter, after giving effect to paydowns made during 1996 are as follows:

                1997                        ---
                1998               $ 11,500,000
                1999                        ---
                2000                        ---
                2001                        ---
          Thereafter                 66,094,000

     The $11,500,000 debt maturing in 1998 represents the borrowings outstanding on the Unsecured Credit Facility. This amount will change to the extent there are borrowings and/or pay downs made on the facility in 1997.

     The Company currently has a policy of incurring debt only if, upon such incurrence, the Company's debt-to-total market capitalization would be 50% or less. However, the Company's organizational documents do not contain any limitation on the amount of indebtedness the Company may incur. Accordingly, the Board could alter or eliminate this policy and would do so if, for example, it were necessary in order for the Company to continue to qualify as an REIT. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to stockholders and could increase the risk of default on the Company's indebtedness.

     On April 3, 1996, the Company completed a public offering of 1,500,000 shares of its Common Stock at an offering price of $16.375 per share, resulting in gross proceeds of $24,563,000 (the "April offering"). The Company used the net proceeds of the April offering and existing cash reserves to make a $24,000,000 payment on its Unsecured Credit Facility.

     On November 25, 1996, the Company completed a public offering of 3,400,000 shares of its Common Stock at an offering price of $18.25 per share, resulting in gross proceeds of $62,050,000 (the "November offering"). The Company used the net proceeds of the November offering and existing cash reserves to make a $58,650,000 payment on its Unsecured Credit Facility. In accordance with the underwriting agreement entered into by the Company and its underwriters for the November offering, on December 23, 1996, the Company sold an additional 510,000 shares of the Common Stock to the underwriters at an offering price of $18.25 per share, resulting in gross proceeds of $9,308,000. The Company used the net proceeds to fund a property acquisition.

     In connection with the Merger, the Company issued approximately 553,000 warrants to purchase an equal number of shares of the Company's Common Stock (the "Merger Warrants"). The Merger Warrants are exercisable during the period May 23, 1997 through February 24, 1999. The exercise price of the Merger Warrants is $16.23 per share.

     In addition, the Company issued a warrant to purchase 184,900 shares of the Company's Common Stock at an exercise price of $14.60 per share. The warrant is exercisable in whole or in part at any time from May 23, 1997 to February 23, 1999.

     On May 15, 1996, the Company sold the Moorpark R & D Building located in Moorpark, California for $4,100,000. On August 23, 1996, the Company sold for an aggregate price of $3,900,000 three properties located in Alabama: Progress Center I, Progress Center II and 8215 Highway Building. On December 31,1996, the Company sold the Seatac and Meridian Villages located in Bellingham, Washington for an aggregate of $17,740,000; and eight properties located in Phoenix, Arizona for a total selling price of $7,658,000. (The properties sold are collectively referred to as "Properties Disposed".) After closing costs, escrow holdback, early release of funds and pro-rated items which totaled $1,975,000, the Company received net proceeds from these property sales totaling $31,423,000. The net proceeds were used to pay down borrowings on the Unsecured Credit Facility.

     On January 10, 1997, the Company sold the Birmingham 1 & 2 properties located in Birmingham, Alabama for $3,400,000. After closing costs and pro-rated items which totaled $173,000, the Company received net proceeds from this property sale totaling $3,127,000. The Company has entered into an agreement to sell the Wildwood Pioneer Property located in Irving, Texas. The net proceeds from property dispositions will be used to repay borrowings on its Unsecured Credit Facility.

USES OF LIQUIDITY

     The Company's principal applications of its cash resources are: (i) property operating costs, property taxes, general and administrative expenses, and interest expense, (ii) capital improvements, (iii) payment of distributions,
(iv) principal paydowns on its debt, and (v) property acquisitions.

     The Company anticipates that it will have sufficient Funds From Operations during 1997 to fund : (i) its operating needs, (ii) the capital improvements on the Properties, and (iii) the proposed distributions to its common and preferred stockholders. Planned capital improvements consist only of tenant improvements and other expenditures necessary to lease and maintain the properties.

     The Company currently expects to pay regular quarterly distributions of $0.29 per share to holders of its Common Stock, which on annualized basis is equivalent to an annual distribution of $1.16 per share of Common Stock. The Company also currently expects to pay holders of the Series B Preferred Stock regular quarterly distributions of $0.31 per share, or an annualized dividend rate of $1.24 per share of Series B Preferred Stock. The Company's anticipated distribution level is based on a number of assumptions relating to future operations of the Company. See "Market for Registrant's Common Equity and Related Stockholder Matters."

     During the year ended December 31, 1996, the Company repaid borrowings on its Unsecured Credit Facility totaling $106,900,000 using the net proceeds received from: (i) the April offering and November offering, (ii) proceeds received from the sales of Progress Centers I and II, 8215 Highway Building, Moorpark R & D Building, Seatac Village, Meridian Village and Phoenix properties; and (iii) existing cash reserves.

     As of December 31, 1996, the Company had borrowings of $11,500,000 outstanding on its Unsecured Credit Facility.

     During the year ended December 31, 1996, the Company purchased eight properties located in California, Illinois and Ohio with an aggregate square footage of 2,669,506 ("Operating Properties Acquired"). The purchase prices totaled $89,320,000 and were financed by applying a $300,000 deposit paid in 1995, with the balance funded by draws on the Unsecured Credit Facility and proceeds received from the Company's public offerings of shares of Common Stock.

     Also during the year ended December 31, 1996, the Company entered into separate agreements with five identified tenants to develop five build-to-suit facilities with an aggregate square footage of 1,221,594. The two facilities located in Texas were completed in December 1996. The total cost for the design and construction of the three remaining facilities located in Minnesota, Georgia and Florida is estimated to total approximately $21,629,000, with targeted completion dates of March 1997 for the facility located in Minnesota, and September 1997 for the facilities located in Georgia and Florida. The Company funded a portion of these draws with cash on-hand and anticipates funding a majority of the remaining costs with borrowings on its Unsecured Credit Facility. As of December 31, 1996, the Company had incurred total project costs of $33,235,000 relating to these developmental projects.

     The Company, through a joint venture of which it has an 86% interest, is under contract to acquire a 120,000 square foot industrial property valued at $4,955,000 in the Orlando market.

     Subsequent to December 31, 1996, two limited partnerships in which the Company has a 50% beneficial interest entered into two separate agreements to develop a 129,800 and 117,800 square foot warehouse/distribution facility, respectively. Both facilities are located in Allen, Texas. Development and lease-up costs for the two facilities is estimated to total approximately $8.9 million.

OTHER REAL ESTATE ACTIVITY

     Two Properties have experienced groundwater contamination. An environmental consultant has reported that the sources of the contamination appear to be adjoining parcels. Two responsible parties have acknowledged, one in writing and one orally, that they must fund remediation costs. Management has reviewed the financial condition of the responsible parties (one a Fortune 500 company and the other a municipality located in the San Francisco Bay Area) and believes that both parties have the ability to fund the costs of remediation. Accordingly, the Company has not accrued any liability related to these two Properties.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

COMPARISON OF HISTORICAL RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 TO HISTORICAL RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995

     The Company was incorporated on May 18, 1995. The Merger and Asset Purchase were consummated on February 23, 1996. Except for interest earned on its investments and general and administrative expenses which have been incurred and accrued, the Company had no operating activities as of December 31, 1995.
As a result, the Company's historical results of operations for the year ended December 31, 1996 are not comparable to the prior year's historical results of operations. The Company's historical results of operations for the year ended December 31, 1996 include the operating activities subsequent to the Merger and Asset.

COMPARISON OF HISTORICAL AS ADJUSTED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 TO HISTORICAL AS ADJUSTED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995.

     The unaudited historical as adjusted operating data of the Company for the years ended December 31, 1996 and 1995 has been prepared to reflect (i) the respective historical results of the Merged Trusts and the properties acquired from Trust 83 ("Trust 83 Properties); (ii) the May 31, 1995 closing of the transactions under the stock purchase agreements between Hunt and each of the Merged Trusts and the stock purchase agreements between USAA, and each of the Merged Trusts, and the concurrent restructuring or retirement of the Merged Trusts' indebtedness ("Recapitalization"); (iii) the incremental effects of the Merger, the retirement of certain indebtedness using the net proceeds of the Preferred Stock Private Placement and availability of funds on the Unsecured Credit Facility ("Refinancing"); and the effect of purchase accounting on the historical results of the Merged Trusts and the Trust 83 Properties, and (iv) the historical results of the Company to reflect the post-Merger operations of the Company as if such transactions and adjustments had occurred on January 1, 1995. The historical as adjusted information excludes the impact of the April and November Offerings. The Merger, Asset Purchase and Refinancing closed concurrently on February 23, 1996.

     The Company's historical as adjusted net income of $10,619,000 is $301,000 lower for the year ended December 31, 1996 than the comparative period in 1995. The decrease is mainly attributable to increases in interest, general and administrative, and depreciation and amortization expenses totaling $162,000, 635,000 and 1,112,000, respectively. These expenses increased primarily due to the property acquisitions made in 1996 which necessitated borrowings on the Unsecured Credit Facility and increased administrative costs. These were partially offset by an increase in the net operating income generated by the asset portfolio. Compared to 1995, total revenue increased by $1,338,000 of which $2,727,000 is attributable to properties acquired in 1996, partially offset by decreases in total revenues attributable to properties disposed in 1995 and 1996 totaling $1,431,000. Compared to 1995, property operating costs decreased by $366,000 in 1996. The property operating costs decreased primarily due to the fact that a portion of costs classified as property operating costs in 1995 were classified as general and administrative expenses in 1996.


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data listed in Item 14(a)(1) and
(a)(2) below are incorporated herein by reference and filed as part of this report.


     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not changed its independent certified public accountants and has not had any disagreement with its independent certified public accountants on accounting or financial disclosures required to be made under rules of the Securities and Exchange Commission.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 26, 1997.


     ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 26, 1997.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 26, 1997.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 26, 1997.

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1) FINANCIAL STATEMENTS. The following Company financial statements are filed as part of this report:

                                                                       PAGE
                                                                       ----
        Report of Independent Public Accountants . . . . . . . . . . . .F-1
        Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . .F-2
        Consolidated Statements of Operations. . . . . . . . . . . . . .F-3
        Consolidated Statements of Stockholders' Equity (Deficit). . . .F-4
        Consolidated Statements of Cash Flows. . . . . . . . . . . . . .F-5
        Notes to Consolidated Financial Statements . . . . . . . . . . .F-6

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are filed as part of this report:

                                                                     PAGE
                                                                       ----
        Valuation and Qualifying Accounts. . . . . . . . . . . . . . . F-17
        Real Estate and Accumulated Depreciation . . . . . . . . . . . F-18

(a)(3)  EXHIBITS.

NO.                                       DESCRIPTION
-----                                     -----------
2.1(1) Amended and Restated Agreement and Plan of Merger among the Trusts and the Company dated as of November 10, 1995.

2.2(1) Amended and Restated Asset Purchase Agreement between Trust 83 and the Company dated as of November 10, 1995.

3.1(2)    The Company's Third Amended and Restated Articles of Incorporation.

3.2(2)    The Company's Second Amended and Restated Bylaws.

4.1(2) Specimen share certificate. (See also restrictions contained in Exhibits 3.1 and 3.2)

10.1(2) Amended and Restated Employee and Director Incentive Stock Plan of the Company.

10.2(3) First Amendment to Amended and Restated Employee and Director Incentive Stock Plan of the Company.

10.3(1) MPP Agreement among MPP, the Company, Milton K. Reeder, Sierra Real Estate Equity Trust 84 Co. and the Trusts dated as of May 31, 1995.

10.4(2) Amendment No. 1 to MPP Agreement among MPP, the Company, Milton K. Reeder, Sierra Real Estate Equity Trust 84 Co. and the Trusts dated February 22, 1996.

10.5(2) MPP Termination Agreement among MPP, the Company and Meridian Point Realty Trust VIII Co. dated February 22, 1996.

10.6(2) Amended and Restated Investor Rights Agreement among the Company, Hunt, USAA, Trust 83, Ameritech and OTR dated as of February 23, 1996.

10.7(2) Amended and Restated Excepted Holder Agreement between the Company and Hunt dated as of February 23, 1996.

10.8(2) Amended and Restated Excepted Holder Agreement between the Company and USAA dated as of February 23, 1996.

10.9(2) Excepted Holder Agreement between the Company and Ameritech dated as of February 23, 1996.

10.10(2) Excepted Holder Agreement between the Company and OTR dated as of February 23, 1996.

10.11(1) Amended and Restated Stockholders' Agreement among the Company, the Trusts, USAA, Allen J. Anderson, C.E. Cornutt, Peter O. Hanson, Robert
          E. Morgan, John S. Moody, James M. Pollak, Kenneth N. Stensby and Lee
          W. Wilson dated as of November 10, 1995.

10.12(2) Warrant Agreement between the Company and the First Chicago Trust Company of New York dated as of February 23, 1996.

10.13(1) Form of Indemnification Agreement signed by the Company and certain directors, officers, employees and agents of the Company.

10.14(1) Stock Purchase Agreement among the Company, Ameritech and OTR dated as of December 20, 1995.

10.15(3) First Amended and Restated Revolving Credit Agreement dated March 19,1996 among the Company, The First National Bank of Boston, Texas Commerce Bank National Association, and Nationsbank of Texas, NA.

10.16(2) Guaranty of payment and performance by DFW Nine in connection with the Revolving Credit Agreement among the Company, The First National Bank of Boston, Texas Commercial Bank National Association and Nationsbank of Texas, N.A. dated February, 1996.

10.17(3) Amended and Restated Loan Administration Agreement between The Prudential Insurance Company of America and the Company, IndTennco Limited Partnership, Metro-Sierra Limited Partnership, and Progress Center/Alabama Limited Partnership dated as of February 23, 1996.

10.18(2)  Agreement of Limited Partnership of DFW Nine dated April 15, 1987.

10.19(2) Amendment No. 1 to Agreement of Limited Partnership of DFW Nine dated June 1, 1987.

10.20(2) Assignment of General Partnership Interests and Agreement regarding DFW Nine dated February, 1996.

10.21(3) Assignment of Limited Partnership Interest in MIT Unsecured L.P. (formerly known as DFW Nine) dated December 31, 1996.

10.22(2) Agreement of Limited Partnership of Progress Center/Alabama Limited Partnership dated December 3, 1987.

10.23(2) First Amendment to Agreement of Limited Partnership of Progress Center/Alabama Limited Partnership dated June 29, 1990.

10.24(3) Assignment of Limited Partnership Interest in MIT Secured L.P. (formerly known as Progress Center/Alabama Limited Partnership) dated December 31, 1996.

10.25(1) Consulting Agreement among the Trusts, Hunt Realty Corporation and the Company effective as of January 1, 1995.

10.26(1) Form of employment letters signed by the Company and, respectively, Allen J. Anderson, Milton K. Reeder, Dennis D. Higgs, Jaime Suarez and Robert A. Dobbin, each dated November 14, 1995, together with summary of economic terms for each such employment letter.

10.27(2)  Employment letter signed by Celeste Woo dated November 14, 1996.

10.28(2)  Employment letter signed by Peter Harmon dated January 30, 1996.

10.29(2) Form of Incentive Stock Option Agreement to be signed by the Company and certain officers and employees participating in the Company's Stock Plan.

10.30(2) Form of Nonstatutory Stock Option Agreements to be signed by the Company and certain directors, officers, employees and agents participating in the Company's Stock Plan.

10.31(2) Form of Nonstatutory Stock Option Agreement to purchase shares of the Company's Common Stock at $12.00 per share signed by Messrs. Anderson (100,000 shares), Reeder (20,000 shares), Higgs (45,000 shares), Keith (15,000 shares), Suarez (10,000 shares) and Dobbin (1,400 shares).

10.32(2) Stock Purchase Agreement among Meridian Industrial Trust, Inc. and Messrs. Anderson, Reeder, Higgs, Keith, Suarez and Dobbin.

10.33(2) Form of Promissory Note used in connection with the purchase the Company's Common Stock signed by Messrs. Anderson ($200,000), Reeder ($40,000), Higgs ($90,000), Keith ($30,000) and Suarez ($20,000).

10.34(2) Note Purchase Agreement between the Company and The First National Bank of Boston dated as of February 13, 1996.

10.35(2) Security Agreement and Assignment of Account to The First National Bank of Boston from the Company dated February 13, 1996.

10.36(1) Option Agreement between the Company and USAA Real Estate Company dated as of November 21, 1995, including the form of USAA Warrant attached.

10.37(2) Warrant issued to USAA to purchase Common Stock of the Company dated February 23, 1996.

10.38(2)  The Company's Dividend Reinvestment Plan.

21.1(2)   Subsidiaries of the Company.

--------------------------------------------------
(1) Filed with the Company's Registration Statement No. 333-00018 on January 3, 1996, and incorporated herein by reference.

(2) Filed with the Company's Amendment No. 1 to Registration Statement No. 333-02322 on March 25, 1996, and incorporated herein by reference.

(3)  Filed with this Report.


(b)  REPORTS ON FORM 8-K.

     The following Form 8-K reports were filed during the quarter ended December 31, 1996:

     Forms 8-KA Amendment No. 1 to the Company's Current Report on Form 8-K dated September 30, 1996 (this Form 8-KA was filed on December 13, 1996).

(c) The exhibits listed in Item 14(a)(3) above are submitted as part of this report.

(d) The financial statement schedules listed in Item 14(a)(2) above are submitted as part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 20, 1997                  MERIDIAN INDUSTRIAL TRUST, INC.



                                        By:  /s/ Allen J. Anderson
                                           -------------------------------------
                                           Allen J. Anderson
                                           Chairman and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /s/ Allen J. Anderson                        Dated:  March 20, 1997
-----------------------------------
Allen J. Anderson
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)



     /s/ Milton K. Reeder                         Dated:  March 20, 1997
-----------------------------------
Milton K. Reeder
President and Chief Financial Officer
(Principal Financial Officer)



     /s/ James Suarez                             Dated:  March 20, 1997
-----------------------------------
Treasurer and Controller
(Principal Accounting Officer)



     /s/ C.E. "Doc" Cornutt                       Dated:  March 20, 1997
-----------------------------------
C.E. "Doc" Cornutt
Director



     /s/ T. Patrick Duncan                        Dated:  March 20, 1997
-----------------------------------
T. Patrick Duncan
Director

     /s/ Peter O. Hanson                          Dated:  March 20, 1997
-----------------------------------
Peter O. Hanson
Director



     /s/ John S. Moody                            Dated:  March 20, 1997
-----------------------------------
John S. Moody
Director



     /s/ James M. Pollak                          Dated:  March 20, 1997
-----------------------------------
James M. Pollak
Director



                                                  Dated:  March 20, 1997
-----------------------------------
Kenneth N. Stensby
Director



     /s/ Lee W. Wilson                            Dated:  March 20, 1997
-----------------------------------
Lee W. Wilson
Director

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Meridian Industrial Trust, Inc.:


    We have audited the accompanying consolidated balance sheets of Meridian Industrial Trust, Inc. (a Maryland corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1996 and for the period from May 18, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the management of Meridian Industrial Trust, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Industrial Trust, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period from May 18, 1995 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.




                                       ARTHUR ANDERSEN LLP

San Francisco, California
  February 5, 1997

                           MERIDIAN INDUSTRIAL TRUST, INC.

                             CONSOLIDATED BALANCE SHEETS
                           AS OF DECEMBER 31, 1996 AND 1995
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS


                                                                                  1996           1995
                                                                             ------------     ----------
INVESTMENT IN REAL ESTATE:
Rental Properties Held for Investment                                          $  318,671       $    300
Less: Accumulated Depreciation                                                     (4,217)            --
                                                                             ------------     ----------
                                                                                  314,454            300
Rental Properties Held for Sale, Net of Accumulated Depreciation
  of $148 at December 31, 1996                                                      7,530             --
                                                                             ------------     ----------
Total Investment in Real Estate                                                   321,984            300
OTHER ASSETS:
Cash and Cash Equivalents                                                           2,942            475
Cash Held in Escrow                                                                   347             --
Restricted Cash                                                                     1,967             --
Investment in Marketable Securities                                                    --          2,607
Accounts Receivable, Net of Reserves of $571 at December 31, 1996                   1,659             --
Capitalized Loan Fees, Lease Commissions and Other Assets, Net                      4,164            342
                                                                             ------------     ----------
TOTAL ASSETS                                                                   $  333,063       $  3,724
                                                                             ------------     ----------
                                                                             ------------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
Mortgage Loan                                                                  $   66,094       $     --
Unsecured Credit Facility                                                          11,500             --
Notes Payable to Affiliates                                                            --            750
Accrued Dividends Payable                                                           4,648             29
Accounts Payable                                                                    5,411             10
Due to Affiliate                                                                       --            232
Short-Term Loan Payable                                                                --          2,351
Prepaid Rent, Tenant Deposits and Other Liabilities                                 1,897             66
                                                                             ------------     ----------
TOTAL LIABILITIES                                                                  89,550          3,438
                                                                             ------------     ----------
COMMITMENTS AND CONTINGENCIES                                                          --             --

REDEEMABLE SERIES A PREFERRED STOCK -- Par value $0.001; fully redeemed during 1996; 1,000,000 shares issued and outstanding at
  December 31, 1995                                                                    --          1,000
                                                                             ------------     ----------

STOCKHOLDERS' EQUITY (DEFICIT):
Authorized Shares at Par -- 175,000,000 shares of Common Stock and
  25,000,000 shares of Preferred Stock authorized, each with par value of
  $0.001; 13,595,563 and 900 shares of Common Stock issued and outstanding at December 31, 1996 and 1995, respectively; and 2,272,727 shares of
  Series B Preferred Stock issued and outstanding at December 31, 1996
  with a liquidation preference of $35,000                                             16              1
Paid-in Capital                                                                   243,683            607
Distributions in Excess of Income                                                    (186)        (1,322)
                                                                             ------------     ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              243,513           (714)
                                                                             ------------     ----------

Total Liabilities and Stockholders' Equity (Deficit)                           $  333,063       $  3,724
                                                                             ------------     ----------
                                                                             ------------     ----------

           The accompanying notes are an integral part of these statements

                           MERIDIAN INDUSTRIAL TRUST, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED DECEMBER 31, 1996 AND
          FOR THE PERIOD FROM MAY 18, 1995 (INCEPTION) TO DECEMBER 31, 1995
                          (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                  1996           1995
                                                                               ----------     ----------
REVENUES:
Rentals from Real Estate Investments                                            $  34,465      $      --
Interest and Other Income                                                             576             33
                                                                               ----------     ----------
TOTAL REVENUES                                                                     35,041             33
                                                                               ----------     ----------
EXPENSES:
Interest Expense                                                                    6,065              5
Property Taxes                                                                      4,769             --
Property Operating Costs                                                            3,821             --
General and Administrative                                                          4,273          1,321
Depreciation and Amortization                                                       4,952             --
                                                                               ----------     ----------
TOTAL EXPENSES                                                                     23,880          1,326
                                                                               ----------     ----------
Income (Loss) Before Gain on Sale of Properties
  and Extraordinary Item                                                           11,161         (1,293)
Gain on Sale of Properties                                                          3,313             --
                                                                               ----------     ----------
Income (Loss) Before Extraordinary Item                                            14,474         (1,293)
                                                                               ----------     ----------
                                                                               ----------     ----------
Extraordinary Item -- Expenses Incurred in
  Connection with Debt Retirements                                                   (411)            --
NET INCOME (LOSS)                                                               $  14,063      $  (1,293)

Net Income (Loss)                                                               $  14,063      $  (1,293)
Less: Preferred Dividends Declared                                                 (2,412)           (29)
                                                                               ----------     ----------
NET INCOME (LOSS) ALLOCABLE TO COMMON                                           $  11,651      $  (1,322)
                                                                               ----------     ----------
                                                                               ----------     ----------

NET INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON SHARE:
Income (Loss) Per Common Share Before
  Extraordinary Item                                                              $  1.38      $  (32.05)
Extraordinary Item                                                                  (0.05)            --
                                                                               ----------     ----------
NET INCOME (LOSS) ALLOCABLE TO COMMON PER
  Weighted Average Common Share
  Outstanding                                                                     $  1.33      $  (32.05)
                                                                               ----------     ----------
                                                                               ----------     ----------



           The accompanying notes are an integral part of these statements

                           MERIDIAN INDUSTRIAL TRUST, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1996 AND
          FOR THE PERIOD FROM MAY 18, 1995 (INCEPTION) TO DECEMBER 31, 1995
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                              COMMON STOCK           PREFERRED STOCK                DISTRIBUTIONS
                                              ------------           ---------------      PAID-IN     IN EXCESS
                                          SHARES      PAR VALUE    SHARES   PAR VALUE     CAPITAL     OF INCOME
-------------------------------------------------------------------------------------------------------------------
BALANCE-
  MAY 18, 1995 (INCEPTION)                     --      $  --           --      $  --        $  --       $  --
Issuance of Common Shares                     900          1           --         --           13          --
Stock Option Compensation                      --         --           --         --          594          --
Accrued Dividends for
  Series A Preferred Stock                     --         --           --         --           --         (29)
Net Loss                                       --         --           --         --           --      (1,293)
-------------------------------------------------------------------------------------------------------------------
BALANCE-
  DECEMBER 31, 1995                           900          1           --         --          607      (1,322)
Issuance of Shares at Date
  of Merger                             7,989,756          8           --         --      116,209          --
Stock Options Exercised                   191,900         --           --         --        2,300          --
Retainer Fee Paid as Shares
  to Directors                              3,007         --           --         --           52          --
Issuance of Common Shares               5,410,000          5           --         --       95,915          --
Issuance of Preferred Shares                   --         --    2,272,727          2       34,998          --
Offering Costs                                 --         --           --         --       (6,398)         --
Cancellation of Dividends
  for Series A Preferred Stock                 --         --           --         --           --          29
Distributions Declared:
  Common                                       --         --           --         --           --     (10,544)
  Preferred                                    --         --           --         --           --      (2,412)
Net Income                                     --         --           --         --           --      14,063
-------------------------------------------------------------------------------------------------------------------
BALANCE-
  DECEMBER 31, 1996                    13,595,563      $  14    2,272,727       $  2   $  243,683     $  (186)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------



           The accompanying notes are an integral part of these statements.

                           MERIDIAN INDUSTRIAL TRUST, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31, 1996 AND
          FOR THE PERIOD FROM MAY 18, 1995 (INCEPTION) TO DECEMBER 31, 1995
                                    (IN THOUSANDS)


                                                                              1996           1995
                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                           $ 14,063       $ (1,293)
  Adjustments to Reconcile Net Income (Loss) to Cash Provided by
    Operating Activities:
      Depreciation and Amortization                                            4,952             --
      Amortization of Loan Fees                                                  419             --
      Straight Line Rent                                                        (732)            --
      Gain on Sale of Properties                                              (3,313)            --
      Extraordinary Item -- Expenses Incurred in Connection with
        Debt Retirements                                                         411             --
      Stock Option Compensation                                                   --            594
      Decrease in Restricted Cash                                              5,483             --
      Decrease (Increase) in Accounts Receivable and Other Assets              1,206            (68)
      Net (Decrease) Increase in Accounts Payable, Due to Affiliates,
        Prepaid Rent and Other Liabilities                                    (1,874)           308
                                                                           ---------      ---------
Net Cash Provided by (Used in) Operating Activities                           20,615           (459)
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Contributed by Merged Trusts                                           11,892             --
  Net Cash Received from Property Dispositions                                31,447             --
  Net Cash Paid in Connection with Asset Purchase                             (3,257)            --
  Redemption of Series A Preferred Stock and Accrued Dividends Payable           (83)            --
  Investments in Real Estate                                                (122,637)          (300)
  Recurring Building Improvements                                             (1,407)            --
  Recurring Tenant Improvements and Leasing Commissions                       (2,255)            --
  Maturity of (Investment in) Marketable Security, Net of Related Debt           256           (256)
  Purchase of Other Assets                                                      (258)           (20)
                                                                           ---------      ---------
Net Cash Used in Investing Activities                                        (86,302)          (576)
                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for Capitalized Loan Fees                                            (551)          (254)
  (Retirement) Receipt of Net Advances from Affiliates                           (30)           750
  Retirement of Debt                                                         (59,408)            --
  Borrowings on Unsecured Credit Facility                                    118,400             --
  Repayment of Borrowings on Unsecured Credit Facility                      (106,900)            --
  Distributions Paid to Stockholders                                          (8,308)            --
  Proceeds from the Issuance of Common and Preferred Stock, Net              124,951          1,014
                                                                           ---------      ---------
Net Cash Provided by Financing Activities                                     68,154          1,510
                                                                           ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      2,467            475
Cash and Cash Equivalents -- Beginning of Period                                 475             --
                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS -- END OF PERIOD                                  $  2,942       $    475
                                                                           ---------      ---------
                                                                           ---------      ---------



           The accompanying notes are an integral part of these statements

                           MERIDIAN INDUSTRIAL TRUST, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1996 AND 1995
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.  ORGANIZATION.

    Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At December 31, 1996, the Company's principal asset is its portfolio of sixty warehouse/distribution, eighteen light industrial properties and three retail properties. In addition, the Company has three pre-leased build-to-suit properties under construction.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

    (a) BASIS OF PRESENTATION. The accompanying consolidated financial statements include the results of the Company, its wholly-owned subsidiaries and its majority-owned and controlled partnerships. All intercompany transactions have been eliminated.

    (b) USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (c) CASH AND CASH EQUIVALENTS. The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 1995, the Investment in Marketable Securities has been separately identified.

    (d) INCOME TAXES. The Company has previously elected to be taxed as a REIT for federal and, where the federal rules are allowed, state income tax purposes. To continue to qualify for REIT status, the Company must meet a number of ongoing organizational and operational requirements. If the Company satisfies those REIT requirements and the Company currently distributes all of its net taxable income (including net capital gains) to its stockholders, the Company should generally owe no federal or state income tax. The REIT provision of the Internal Revenue Service Code of 1986, as amended, generally allows a REIT to deduct dividends paid to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to certain state and federal taxes imposed on its income and properties.

    As a result of the deductions allowed for the dividends paid to shareholders and the utilization of net operating loss carryovers of the Merged Trusts, the Company has no federal or state taxable income. Accordingly, no provision for federal or state income taxes has been made in the accompanying consolidated statements of operations for the 1996 and 1995.

    (e) NET INCOME (LOSS) PER SHARE. Net income (loss) per share is calculated by dividing net income, after deduction of preferred stock dividends declared, by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 8,779,573 for the year ended December 31, 1996. Such shares include the dilutive effects of stock options granted by the Company to its directors and officers pursuant to its stock plan, and shares to be issued pursuant to a stock option agreement with one of its stockholders, aggregating to 303,112 additional shares of Common Stock.

    The weighted average number of common shares outstanding was 900 for the period from May 18, 1995 (inception) to December 31, 1995.

    (f) CAPITALIZED LOAN FEES AND LEASE COMMISSIONS. Capitalized costs consist of loan fees and leasing commissions. Capitalized loan fees are amortized into interest expense on a straight-line basis over the term of the related debt. Lease commissions are amortized into depreciation and amortization expense on a straight-line basis over the term of the related lease.

    (g) RENTALS FROM REAL ESTATE INVESTMENTS. All leases are classified as operating leases. The Company recognizes rental income on a straight-line basis over the term of the lease. Deferred rent receivable, included in other assets, represents the excess of rental revenue on a straight-line basis over the cash received under the applicable lease provision.

    Certain of the Company's leases relating to its properties require lessees to pay all or a portion of real estate taxes, insurance, and operating expenses ("Expense Recaptures"). Expense Recaptures are recognized as revenues in the same period the related expenses are incurred by the Company. For the year ended December 31, 1996, Expense Recaptures of $4,331 have been included in rentals from real estate investments.

    (h) OFFERING COSTS. Underwriting commissions, offering costs and other expenses incurred in connection with stock offerings of the Company's Common and Preferred Stock have been reflected as a reduction of Stockholders' Equity.

    (i) FAIR VALUE OF FINANCIAL INVESTMENTS. Based on the borrowing rates currently available to the Company, the carrying amount of its debt approximates fair value. The carrying amount of cash and cash equivalents also approximates fair value.

    (j) CONSTRUCTION IN PROGRESS. Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes, insurance and other holding costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress. During the year ended December 31, 1996, interest expense totaling $561 was capitalized for properties under construction.


3.  TRANSACTIONS WITH AFFILIATES.

    For the year ended December 31, 1996 and for the period from May 18, 1995 to December 31, 1995, the Company has incurred fees and expenses relating to services provided by its directors of approximately $283 and $194, respectively. The directors are entitled to elect to receive all or any portion of their annual retainer in shares of Common Stock.

    From June 1, 1995 through February 23, 1996, Hunt Realty Corporation ("Hunt") provided the services of Allen J. Anderson (Chairman and Chief Executive Officer of the Company) and two other persons to the Company in exchange for reimbursement of Hunt's costs associated with making those persons available to the Company. During 1995, the Company had incurred $245 for such services.

    On November 21, 1995, the Company entered into an Option Agreement under which USAA Real Estate Company, a Delaware corporation ("USAA") granted the Company an option (the "USAA Option") to purchase a 292,000 square-foot industrial property located in Lakeland, Florida (the "USAA Option Property"). The USAA Option also includes a right of first refusal in favor of the Company with respect to five bulk warehouse facilities comprising approximately 1.1 million square feet located in West Chicago, Illinois (the "USAA Chicago Property"). In exchange for the option, the Company issued a warrant to USAA to purchase shares of the Company's Common Stock at an exercise price that provides USAA with a value of $300 based upon the value of the Company's Common Stock during the first 20-trading-day period after the Merger. The Company did not acquire either the USAA Option Property or Chicago Property under the USAA Option which expired in February 1997.

    During 1995, the Company received $750 in advances from the Merged Trusts to cover certain operating expenditures. These advances are reflected as Notes Payable to Affiliates on the accompanying balance sheet as of December 31, 1995. These notes payable bore interest at a rate of 7% per annum. In connection with the Merger and Asset Purchase, the Company canceled these Notes Payable to Affiliates.


4.  INVESTMENT IN MARKETABLE SECURITIES.

    In December 1995, the Company purchased a U.S. Treasury Note which is reflected as Investment in Marketable Securities on the accompanying balance sheet. The Company financed this purchase with a cash deposit equal to 10% of the total purchase price of the government security and a short-term loan in the amount of $2,346 bearing interest at a rate of 8.625% per annum, which, together with accrued interest of $5, is reflected as Short-Term Loan Payable on the accompanying balance sheet as of December 31, 1995. In January 1996, the government security matured and the related proceeds were used to pay off the Short-Term Loan Payable.

5.  INVESTMENT IN REAL ESTATE.

    In accordance with generally accepted accounting principles, the Company has accounted for the Merger and Asset Purchase using the purchase method. As a result, the assets and liabilities acquired in connection with the Merger and Asset Purchase are recorded at their "acquisition cost," representing the fair value of the consideration surrendered and liabilities assumed. The acquisition cost was then allocated to all identifiable assets based upon their individual estimated fair values. The following is a summary of the acquisition cost recorded in connection with the Merger and Asset Purchase:

Fair value of the Company's common stock valued at $16.375
  per share, based upon the average of the closing price of
  the Company's common stock for the first five post-Merger
  trading days, issued to the Merged Trusts' shareholders
  other than Hunt and USAA                                           $  72,677
Fair value of the Company's common stock totaling 390,360 shares,
  valued at $16.375 per share, issued to Trust 83                        6,392
Common stock issued to Hunt and USAA valued at the consideration
  they paid for their interests in the Merged Trusts                    37,173
Cash consideration paid to Trust 83 in connection with the Asset
  Purchase before pro-rated items                                        3,600
Liabilities of the Merged Trusts and Trust 83 assumed by the
  Company upon consummation of the Merger and Asset Purchase           133,453
Closing and other accrued costs incurred in connection with the
  Merger and Asset Purchase                                                204
                                                                     ---------
Acquisition cost basis                                                 253,499
Acquisition cost basis allocated to assets other than Investment
  in Real Estate                                                       (23,668)
                                                                     ---------
Acquisition cost basis allocated to Investment in Real Estate
  as a result of the Merger and Asset Purchase                       $ 229,831
                                                                     ---------
                                                                     ---------

    Investments in Real Estate are depreciated over 35 years using the straight-line method. Expenditures for maintenance, repairs and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Tenant improvements are capitalized and amortized on a straight-line basis over the related lease term.

    Rental properties held for investment as of December 31, 1996 consisted of the following:

                   Land                          $   72,594
                   Buildings                        241,254
                   Capital Improvements               1,702
                   Construction-in-Progress           3,121
                                                 ----------
                   Total                         $  318,671
                                                 ----------
                                                 ----------

    The minimum future rental revenue from leases in effect as of December 31, 1996 are as follows:

                        1997           $  35,317
                        1998              29,077
                        1999              24,914
                        2000              20,798
                        2001              16,433
                        Thereafter        77,773

    Based on the projected 1997 base rent of existing leases, there are currently two major tenants comprising approximately 13% and 6%, respectively, of the total annual revenue of the Company based on the projected 1997 base rent of existing leases. These tenants have five leases which are scheduled to expire in 2000, 2001, 2005 and 2006. As of December 31, 1996, the Company's properties were 94% occupied. During 1997, leases covering 21% of the leased space are scheduled to expire.


6.  DEBT.

    The Company has a fixed rate facility which it acquired in connection with the Merger (the "Mortgage Loan"). The Mortgage Loan bears interest at the annual rate of 8.63%, requires interest only payments until its maturity in 2005 and is secured by a pool of the Company's properties with a net book value of $130,732 as of December 31, 1996.

    The Unsecured Credit Facility bears interest at LIBOR plus 1.7% per annum (7.26% at December 31, 1996), requires interest only payments until maturity in February 1998, and provides for an annual fee on the unused facility of 25 basis points if 65% or less of the facility is used and 15 basis points if more than 65% of the facility is used. The Unsecured Credit Facility provides for a maximum borrowing amount of $75,000. The Company is currently negotiating various terms of the Unsecured Credit Facility including the increase in the maximum borrowing amount, extension of the maturity date and reduction in the interest rate spread. However, there can be no assurance that the Company will be successful in its negotiations.


7.  COMMON AND PREFERRED STOCK.

    The initial capitalization of the Company consisted of 900 shares of Common Stock, issued for a total consideration of $14. In addition, Trust 83, and the Merged Trusts purchased 79,500 and 920,500 shares of Series A Preferred Stock, respectively, for $1.00 per share. In connection with the Merger and Asset Purchase transactions, the Company issued 7,599,396 and 390,360 shares of Common Stock, respectively. The Company also canceled the Series A Preferred Stock owned by the Merged Trusts and redeemed the Series A Preferred Stock owned by Trust '83.

    Concurrent with the Merger and Asset Purchase, the Company closed the Preferred Stock Private Placement which consisted of the sale in a private placement of 2,272,277 shares of Series B Preferred Stock with a liquidation preference of $35,000. The shares of Series B Preferred Stock are convertible into shares of Common Stock on a one-for-one basis. The net proceeds were used to retire debt acquired in connection with the Merger and Asset Purchase in the principal amount of $33,500.

    In connection with the Merger, the Company issued approximately 553,000 warrants to purchase an equal number of shares of the Company's Common Stock (the "Merger Warrants"). The Merger Warrants are exercisable during the period May 23, 1997 through February 24, 1999. The exercise price of the Merger Warrants is $16.23 per share.

    In addition, the Company issued a warrant to purchase 184,900 shares of the Company's Common Stock at an exercise price of $14.60 per share. The warrant is exercisable in whole or in part at any time from May 23, 1997 to February 23, 1999.

    On April 3, 1996, the Company closed a public offering of 1,500,000 shares of the Common Stock at an offering price of $16.375 per share, resulting in gross proceeds of $24,563 (the "April Offering"). The Company used the net proceeds of the April Offering and existing cash reserves to make a $24,000 payment on its Unsecured Credit Facility.

    On November 25, 1996, the Company closed a public offering of 3,400,000 shares of the Common Stock at an offering price of $18.25 per share, resulting in gross proceeds of $62,050 (the "November Offering"). The Company used the net proceeds of the November Offering and existing cash reserves to make a $58,650 payment on its Unsecured Credit Facility. In accordance with the underwriting agreement entered into by the Company and its underwriters for the November Offering, on December 23, 1996, the Company sold an additional 510,000 shares of the Common Stock to the underwriters to satisfy over allotments at an offering price of $18.25 per share, resulting in gross proceeds of $9,308. The Company used the net proceeds therefrom to fund a property acquisition.

    The Company has been declaring and paying dividends on a quarterly basis. During the year ended December 31, 1996, dividends declared to Common and Series B Preferred Stockholders aggregated to $10,544 and $2,412, respectively, or $0.99 and $1.06 per share of Common Stock and Preferred Stock, respectively. The analysis below presents the amount of distributions paid to stockholders and the percentage of the distributions which the Company estimates is taxable and nontaxable for the year ended December 31, 1996. Nontaxable distributions are treated as return of capital to stockholders.

                                          PREFERRED    COMMON
                                          ---------   -------
         Distributions Paid Per Share      $  0.75    $  0.70
                                          ---------   -------
                                          ---------   -------

         Nontaxable Dividends                   --     96.37%
         Taxable Dividends                 100.00%      3.63%
                                          ---------   -------
                                           100.00%    100.00%
                                          ---------   -------
                                          ---------   -------

    The holders of Series B Preferred Stock generally have a cumulative preferential right to such quarterly dividends as are declared each year by the Board of Directors. From the date of the Merger through the fourth quarter of 1997, the dividend amount per share will be equal to the greater of: (i) $0.31 per full calendar quarter (pro-rated for periods less than a full quarter), or
(ii) 103% of the quarterly dividend payable per share of Common Stock during the corresponding dividend period. Thereafter, each share of Series B Preferred Stock shall be entitled to receive an amount equal to the greater of: (i) the last quarterly preferred dividend amount declared by the Board of Directors, or
(ii) the dividend paid per share of Common Stock.


8.  STOCK PLAN.

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

    The Stock Plan is administered by the Board of Directors or a committee appointed by the board (the "Committee"). The Committee, which must consist of not less than two members of the Company's Board of Directors, selects the employees (and any consultants or advisors) to whom awards will be granted, the number of shares subject to such award, and the other terms and conditions of the award, consistent with the Stock Plan.

    In November 1995, the Board of Directors authorized the award of two sets of stock options to certain employees relating to services performed by the employees in 1995 to effect the Merger. The first set of awards provided for the issuance of 653,000 stock options to be issued under the Stock Plan concurrent with the Merger, exercisable at the stock trading price at Merger of $15.12 per share. These option awards provided that 461,000 of the stock options vest over five years. The remaining stock options granted under the first set of awards, totaling 192,000, include certain performance criteria that would allow for vesting after three years if certain performance criteria are achieved, or vesting at the end of five years if the performance criteria are not met. These options will become fully-vested in the event of a termination of employment without "cause" by the Company or for "good reason" by the employee (in each case as defined in the stock option agreement), or in the event of the death or disability of the employee.

    The second set of stock options granted in 1995 consisted of non-qualified stock options to purchase 191,400 shares of the Company's Common Stock at any time between January 26, 1996 and February 28, 1996 for $12 per share. In connection with the grant of these options, the Company agreed to repurchase certain promissory notes executed by the employees from a third party lender in the event that the employees default under such notes. The Company has $1,900 in proceeds from the exercise of these stock grants held as restricted cash in connection with the repurchase rights of the third party lender. The accompanying statement of operations for the period from May 18, 1995 (Inception) to December 31, 1996 reflects a charge to earnings for the stock option compensation attributable to the excess of the market price of the Company's Common Stock over the exercise price of the non-qualified stock options. The non-qualified stock options were not granted under the Stock Plan.

    After the Merger, the Company granted each director of the Company, who was not an employee of the Company, an option to purchase 5,000 shares of the Company's Common Stock. In addition, beginning June 30, 1996, on the last day of each calendar quarter, the Company automatically grants each non-employee director a non-qualified option to purchase 1,167 shares of the Company's Common Stock. The exercise price of these options is the fair value of the shares of the Company's Common Stock covered by the options on the date of grant. Each of these director options are fully exercisable beginning six months after the date of grant and generally terminate (unless terminated sooner under the terms of the Stock Plan) ten years after the date of grant.

    Additionally, under the Stock Plan, each non-employee director may elect to receive his or her retainer in either cash, shares of the Company's Common Stock, or a combination of both cash and the Company's Common Stock.

    A maximum of 1,000,000 shares of the Company's Common Stock, subject to adjustment under certain conditions, may be issued under the Stock Plan.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 became effective for the Company in its 1996 fiscal year. This statement encourages a "fair value based method" of accounting for an employee stock option or similar equity instrument which calls for compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. As provided by the provisions of SFAS No. 123, the Company records measurement of compensation for its stock plans using the "intrinsic value based method" of accounting, with disclosure of the pro forma impact on net income and earnings per share as if the "fair value based method" of accounting had been applied as follows:

                                           Year Ended Dec. 31, 1996
                                         ----------------------------
                                           As Reported     Pro Forma
                                         ---------------  -----------
    Net Income                              $ 14,063       $ 13,856
    Net Income Per Weighted Average
      Common Share                          $  1.33        $  1.31

    The following table summarizes the stock option activity for the year ended December 31, 1996.

                                             Number         Weighted
                                           of Shares        Average
                                          Outstanding    Exercise Price
                                        --------------- ----------------
         Balance, December 31, 1995              --              --
         Granted                            708,507        $  15.37
         Exercised                               --              --
         Expired                                 --              --
         Forfeited                               --              --
         Balance, December 31, 1996         708,507        $  15.37

    As of December 31, 1996, there were a total of 46,669 exercisable options. The weighted average fair value of the options granted in 1996 was $1.24. The options outstanding have exercise prices between $15.12 and $21.00 with a weighted average exercise price of $15.37 and a weighted average remaining contractual life of 9.20 years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rate of 6.01%, expected dividend yield of 6.66%, expected life of 10 years, and expected volatility of 14.48%.


9.  PROPERTY ACQUISITIONS AND DEVELOPMENTS.

ACQUISITIONS

    During the year ended December 31, 1996, the Company purchased eight properties located in California, Illinois and Ohio with an aggregate square footage of 2,669,506 ("Operating Properties Acquired"). The purchase prices totaled $89,703 and were financed by applying a $300 deposit paid in 1995, with the balance funded by draws on its Unsecured Credit Facility and net proceeds received from the Company's public offerings of shares of Common Stock.

DEVELOPMENTS

    Also during the year ended December 31, 1996, the Company entered into separate agreements with four identified tenants to develop four build-to-suit facilities with an aggregate square footage of 979,434. Two facilities that are located in Texas were completed in December 1996. The total cost for the design and construction of the two remaining facilities located in Minnesota and Georgia is estimated to total approximately $12,238, with a targeted completion dates of March 1997 and July 1997, respectively. The Company funded a portion of these draws with cash on-hand and anticipates funding a majority of the remaining costs with draws on its Unsecured Credit Facility. As of December 31, 1996, the Company had incurred total project costs of $30,501 relating to these four projects.

    On December 20, 1996, the Company entered into an Agreement of Limited Partnership with Jackson-Shaw/Florida Inc.("JSF"), a Florida corporation; and Jackson-Shaw/FOCP ("JSC'), a Florida limited partnership, and thereby formed MDN/JSC, a California limited partnership (the "Partnership"). The Partnership purchased a 19.15 acre property located in Orlando, Florida. The property is being improved with a 242,160 square foot built-to-suit facility with a target completion date of September 1997. The cost for acquisition of the property and design and construction of the facility is estimated to total approximately $9,400. Upon completion of the facility, the Partnership will acquire the 120,000 square foot warehouse/distribution property currently occupied by the tenant moving into the built-to-suit facility valued at $4,955. The Company's contribution into the Partnership is estimated to total $13,125. As of December 31, 1996, the Partnership had incurred total project costs of $2,487 relating to
both properties.   The Company  and JSC are the limited partners with interests of 85% and 13%, respectively; and MJV IV, Inc., a wholly-owned subsidiary of the Company and JSF are the general partners with each an interest of 1%.

    Subsequent to December 31, 1996, two limited partnerships in which the Company has a 50% beneficial interest entered into two separate agreements to develop a 129,800 and 117,800 square foot warehouse/distribution facility, respectively. Both facilities are located in Allen, Texas. Development and lease-up costs for the two facilities is estimated to total $8,840.


10. PROPERTY DISPOSITION.

    On May 15, 1996, the Company sold the Moorpark R & D Building located in Moorpark, California for $4,100. On August 23, 1996, three properties located in Alabama (Progress Center I, Progress Center II and 8215 Highway Building) were sold for a total selling price of $3,900. Also, on December 31, 1996, the Company sold the Seatac and Meridian Village Shopping Centers located in Federal Way and Bellingham, Washington, respectively, for an aggregate sale price of $17,740; and eight properties located in Phoenix, Arizona for a total selling price of $7,658. (The properties sold are collectively referred to as "Properties Disposed".) After closing costs, escrow holdback, early release of funds and pro-rated items which totaled $1,975, the Company received net proceeds from the property sales totaling $31,447. The net proceeds were used to pay down borrowings on its Unsecured Credit Facility.

    As of December 31, 1996, the Company has entered into a contract for sale of the Wildwood Pioneer building. On January 10, 1997, the Company sold Birmingham 1 and 2 properties located in Birmingham, Alabama for $3,400. After closing costs and pro-rated items which totaled $173, the Company received net proceeds from the property sales totaling $3,127.

    As of December 31, 1996, the net book value of these rental properties held for sale was $7,530. The net proceeds from the sales of these properties will be used to repay borrowings made under the Unsecured Credit Facility.

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION.

    The following table reflects supplemental disclosure of non-cash transactions for the year ended December 31, 1996.

    Cash Paid For Interest                                        $  6,276

    Merger Transaction:
      Acquisition Cost Allocated to Investment in Real Estate      203,489
      Restricted Cash                                                5,551
      Receivables, Net                                               2,889
      Note Receivable from Affiliate                                   720
      Capitalized Loan Fees                                            992
      Cancellation of Redeemable Series A Preferred Stock              960
      Mortgage Loan Assumed                                        (66,094)
      Other Long-Term Debts Assumed                                (43,191)
      Accounts Payable Assumed                                      (2,869)
      Shares of Common Stock Issued, at Par Value                       (8)
      Paid-in Capital                                             (109,842)
      Other Net Liabilities Assumed                                 (4,489)

    Asset Purchase Transaction:
      Acquisition Cost Allocated to Investment in Real Estate       26,342
      Restricted Cash Applied to Debt Payment                          117
      Mortgage Notes Payable Assumed                               (16,334)
      Paid-in Capital of Common Shares Issued                       (6,392)
      Accrued Closing Costs and Pro-rated Items                       (476)


12. QUARTERLY FINANCIAL DATA (UNAUDITED).

The following table shows selected quarterly financial data for 1996:


                                                                QUARTER                  YEAR ENDED
                                              ------------------------------------------ DECEMBER 31,
                                                  1          2          3          4         1996
                                              --------   --------   --------   --------  ------------
Total Revenues                                 $ 3,624   $ 10,132   $ 10,177   $ 11,108   $ 35,041
Total Expenses                                   2,688      6,690      6,777      7,725     23,880
Income Before Gain on Sale of
 Properties and Extraordinary Item                 936      3,442      3,400      3,383     11,161
Gain on Sale of Properties                          --          7        170      3,136      3,313
Extraordinary Item                                (375)       (36)        --         --       (411)
Net Income                                         561      3,413      3,570      6,519     14,063
Net Income Allocable to Common                     265      2,708      2,864      5,814     11,651
Net Income Per Weighted Average
 Common Share:
   Before Extraordinary Item                   $  0.19   $   0.28   $   0.29   $   0.51   $   1.38
   Net Income                                     0.08       0.28       0.29       0.51       1.33


13. SUPPLEMENTAL INFORMATION. (UNAUDITED)

HISTORICAL AS ADJUSTED INFORMATION

    As discussed in Note 6, in accordance with generally accepted accounting principles, the Company accounted for the Merger and Asset Purchase by the purchase method of accounting. As such, the Company is providing the following supplemental information.

    The unaudited historical as adjusted operating data presented below for the years ended December 31, 1996 and 1995 has been prepared to reflect (i) the respective historical results of the Merged Trusts and the properties acquired from Trust 83 ("Trust 83 Properties); (ii) the May 31, 1995 closing of the transactions under the stock purchase agreements between Hunt and each of the Merged Trusts and the stock purchase agreements between USAA, and each of the Merged Trusts, and the concurrent restructuring or retirement of the Merged Trusts' indebtedness ("Recapitalization"); (iii) the incremental effects of the Merger, the retirement of certain indebtedness using the net proceeds of the Preferred Stock Private Placement and availability of funds on the Unsecured Credit Facility ("Refinancing"); and the effect of purchase accounting on the historical results of the Merged Trusts and the Trust 83 Properties, and (iv) the historical results of the Company to reflect the post-Merger operations of the Company as if such transactions and adjustments had occurred on January 1, 1995. The historical as adjusted information excludes the impact of the April and November Offerings. The Merger, Asset Purchase and Refinancing closed concurrently on February 23, 1996.

    In the opinion of management, the historical as adjusted consolidated financial information provides for all adjustments necessary to reflect the effects of the Merger, the Asset Purchase, the Refinancing and the Recapitalization.

    This financial information is unaudited and is not necessarily indicative of the historical as adjusted consolidated results that would have occurred if the transaction and adjustments reflected therein had been consummated in the period presented or on any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                      ----------------------
                                                         1996        1995
                                                      ----------  ----------
         TOTAL REVENUE                                 $  40,199   $  38,861

         EXPENSES:

         Interest Expense                                  7,571       7,409
         Property Taxes                                    5,581       5,485
         Property Operating Costs                          4,733       5,099
         General and Administrative Expenses               5,435       4,800
         Depreciation and Amortization                     6,260       5,148
                                                      ----------  ----------
         TOTAL EXPENSES                                   29,580      27,941
                                                      ----------  ----------

         NET INCOME BEFORE EXTRAORDINARY ITEM          $  10,619   $  10,920
                                                      ----------  ----------
                                                      ----------  ----------

                           MERIDIAN INDUSTRIAL TRUST, INC.
                                     SCHEDULE II
                          VALUATION AND QUALIFYING ACCOUNTS



                         BALANCE AT                                  BALANCE AT
                        BEGINNING OF   CHARGED TO     ADDITIONS        END OF
DESCRIPTION                 YEAR        EXPENSE      (DEDUCTIONS)       YEAR
--------------------------------------------------------------------------------

1995
----
Reserve for Bad Debts     $    --      $    --        $    --        $    --

1996
----
Reserve for Bad Debts          --      485,468         85,772        571,240

                         MERIDIAN INDUSTRIAL TRUST, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                         GROSS AMOUNT
                                        INITIAL COST TO COMPANY                    CARRIED AT END OF PERIOD
                               ------------------------------------------   -----------------------------------------
                                                                                          BUILDING &
DESCRIPTION                       LAND        BUILDING      IMPROVEMENTS       LAND      IMPROVEMENTS      TOTAL
---------------------------------------------------------------------------------------------------------------------
DISTRIBUTION/WAREHOUSE:
 CHICAGO:
  1000 Lunt                (1)  $    567     $    1,910        $    57       $    567     $    1,967     $    2,534
  1090 Pratt               (1)       211            415              -            211            415            626
  1100 Pratt               (1)       231            641              -            231            641            872
  1180 Pratt               (1)       128            410              -            128            410            538
  1201 Busse               (1)       109            289              -            109            289            398
  17025 Wallace            (1)       163          1,622            138            163          1,760          1,923
  17129 Wallace            (1)       133          1,544              -            133          1,544          1,677
  1815 Landmeier           (1)       363          1,370              -            363          1,370          1,733
  2375 Touhy Avenue        (1)       301            836              -            301            836          1,137
  3400 West Lake           (1)       881          1,694             15            881          1,709          2,590
  5101 W. 122nd Street     (1)       191          2,443            171            191          2,614          2,805
  700 Pratt                (1)       386          1,414              1            386          1,415          1,801
  801 Lunt                 (1)       203            645              -            203            645            848
  900 Pratt                (1)       226            534              5            226            539            765
  Bedford Park                       359          2,713            156            359          2,869          3,228
  Crossroads Parkway               1,497          7,860              -          1,497          7,860          9,357
  Lombard I                (1)       853          4,558             25            853          4,583          5,436
  Pontiac                  (1)       519          2,078              -            519          2,078          2,597
                                ---------    -----------       --------      ---------    -----------    -----------
  Subtotal                         7,321         32,976            568          7,321         33,544         40,865
                                ---------    -----------       --------      ---------    -----------    -----------
 COLUMBUS:
  Crosswind Drive                  4,993         25,962              -          4,993         25,962         30,955
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                          4,993         25,962              -          4,993         25,962         30,955
                                ---------    -----------       --------      ---------    -----------    -----------

 DALLAS/FORT WORTH:
  201 Regal Row            (1)       283            906              -            283            906          1,189
  Beltline                           494          1,153             24            494          1,177          1,671
  Centreport 17            (1)       383          1,441              -            383          1,441          1,824
  Great Southwest #4                 340          1,233              -            340          1,233          1,573
  Las Colinas #1                     218            587              -            218            587            805
  Northgate #4                       244            834              -            244            834          1,078
  Northgate International  (1)     1,761          5,541              -          1,761          5,541          7,302


                              ACCUMULATED       DATE OF        DATE OF       DEPRECIABLE
DESCRIPTION                   DEPRECIATION    CONSTRUCTION   ACQUISITION        LIFE
----------------------------------------------------------------------------------------
DISTRIBUTION/WAREHOUSE:
 CHICAGO:
  1000 Lunt                (1)  $    (54)          1964       02/23/96        35 yrs.
  1090 Pratt               (1)       (10)          1964       02/23/96        35 yrs.
  1100 Pratt               (1)       (16)          1964       02/23/96        35 yrs.
  1180 Pratt               (1)       (10)          1963       02/23/96        35 yrs.
  1201 Busse               (1)        (7)          1964       02/23/96        35 yrs.
  17025 Wallace            (1)       (42)          1973       02/23/96        35 yrs.
  17129 Wallace            (1)       (37)          1970       02/23/96        35 yrs.
  1815 Landmeier           (1)       (33)          1964       02/23/96        35 yrs.
  2375 Touhy Avenue        (1)       (20)          1963       02/23/96        35 yrs.
  3400 West Lake           (1)       (42)          1974       02/23/96        35 yrs.
  5101 W. 122nd Street     (1)       (61)          1973       02/23/96        35 yrs.
  700 Pratt                (1)       (35)          1964       02/23/96        35 yrs.
  801 Lunt                 (1)       (16)          1970       02/23/96        35 yrs.
  900 Pratt                (1)       (13)          1964       02/23/96        35 yrs.
  Bedford Park                       (68)          1980       02/23/96        35 yrs.
  Crossroads Parkway                  (1)          1995       12/31/96        35 yrs.
  Lombard I                (1)      (113)          1974       02/23/96        35 yrs.
  Pontiac                  (1)       (50)          1986       02/23/96        35 yrs.
                                ----------
 Subtotal                           (628)
                                ----------
 COLUMBUS:
  Crosswind Drive                   (186)          1989       09/30/96        35 yrs.
                                ----------
 Subtotal                           (186)
                                ----------

 DALLAS/FORT WORTH:
  201 Regal Row            (1)       (22)          1966       02/23/96        35 yrs.
  Beltline                           (29)          1980       02/23/96        35 yrs.
  Centreport 17            (1)       (35)          1987       02/23/96        35 yrs.
  Great Southwest #4                 (30)          1979       02/23/96        35 yrs.
  Las Colinas #1                     (14)          1977       02/23/96        35 yrs.
  Northgate #4                       (20)          1979       02/23/96        35 yrs.
  Northgate International  (1)      (133)          1987       02/23/96        35 yrs.

                         MERIDIAN INDUSTRIAL TRUST, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                        GROSS AMOUNT
                                        INITIAL COST TO COMPANY                    CARRIED AT END OF PERIOD
                               ------------------------------------------   -----------------------------------------
                                                                                          BUILDING &
DESCRIPTION                       LAND        BUILDING      IMPROVEMENTS       LAND      IMPROVEMENTS      TOTAL
---------------------------------------------------------------------------------------------------------------------
  Palisades I                        239            954             26            239            980          1,219
  Palisades II                       239            954              2            239            956          1,195
  Valley Branch #2                   388            984              -            388            984          1,372
  Valwood #20              (1)       691          2,399              -            691          2,399          3,090
  Wildwood                 (1)       877          3,936              -            877          3,936          4,813
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                          6,157         20,922             52          6,157         20,974         27,131
                                ---------    -----------       --------      ---------    -----------    -----------

 MEMPHIS/NASHVILLE:
  1550 Heil Quaker                   298          3,228              5            298          3,233          3,531
  1600 Corporate Place               185          1,260              7            185          1,267          1,452
  4000 Air Park Cove                 241          1,361              -            241          1,361          1,602
  4013 Premier                       204          1,556              -            204          1,556          1,760
  Airport Bldg #14                   363          2,410              -            363          2,410          2,773
  Airport Bldg #16 A                 132          1,339             27            132          1,366          1,498
  Airport Bldg #16 B                  42            428              -             42            428            470
  Airport Bldg #17                   237          1,938             71            237          2,009          2,246
  Airport Bldg #3                    170            898              -            170            898          1,068
  Baxter                   (1)       115          1,210              -            115          1,210          1,325
  Birmingham I             (1)       283          1,206              -            283          1,206          1,489
  Birmingham II            (1)       440            936              -            440            936          1,376
  Delp Distribution        (1)     1,101          5,830              -          1,101          5,830          6,931
  Hennessy Warehouse                 201          1,226             33            201          1,259          1,460
  Olive Branch             (1)       587          9,250              4            587          9,254          9,841
  Olive Branch 2                       -          6,726              2              -          6,728          6,728
  Port Distribution        (1)       218          2,900              3            218          2,903          3,121
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                          4,817         43,702            152          4,817         43,854         48,671
                                ---------    -----------       --------      ---------    -----------    -----------

 GREATER LOS ANGELES:
  Arenth Avenue            (1)     3,430          6,105             78          3,430          6,183          9,613
  Mission Oaks                     2,176          6,892              -          2,176          6,892          9,068
  Rustin Avenue                      623          3,542              -            623          3,542          4,165
  Valencia Industrial      (1)     1,429          3,591              4          1,429          3,595          5,024
  Wanamaker                          499          4,049              -            499          4,049          4,548
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                          8,157         24,179             82          8,157         24,261         32,418
                                ---------    -----------       --------      ---------    -----------    -----------


                              ACCUMULATED       DATE OF        DATE OF       DEPRECIABLE
DESCRIPTION                   DEPRECIATION    CONSTRUCTION   ACQUISITION        LIFE
----------------------------------------------------------------------------------------

  Palisades I                        (24)          1981       02/23/96        35 yrs.
  Palisades II                       (23)          1981       02/23/96        35 yrs.
  Valley Branch #2                   (24)          1980       02/23/96        35 yrs.
  Valwood #20              (1)       (58)          1987       02/23/96        35 yrs.
  Wildwood                 (1)       (96)          1968       02/23/96        35 yrs.
                                ----------
 Subtotal                           (508)
                                ----------

 MEMPHIS/NASHVILLE:
  1550 Heil Quaker                   (79)          1978       02/23/96        35 yrs.
  1600 Corporate Place               (31)          1976       02/23/96        35 yrs.
  4000 Air Park Cove                 (33)          1988       02/23/96        35 yrs.
  4013 Premier                       (38)          1970       02/23/96        35 yrs.
  Airport Bldg #14                   (59)          1977       02/23/96        35 yrs.
  Airport Bldg #16 A                 (35)          1977       02/23/96        35 yrs.
  Airport Bldg #16 B                 (10)          1977       02/23/96        35 yrs.
  Airport Bldg #17                   (50)          1978       02/23/96        35 yrs.
  Airport Bldg #3                    (22)          1971       02/23/96        35 yrs.
  Baxter                   (1)       (28)          1990       02/23/96        35 yrs.
  Birmingham I             (1)       (29)          1980       02/23/96        35 yrs.
  Birmingham II            (1)       (23)          1982       02/23/96        35 yrs.
  Delp Distribution        (1)      (140)          1982       02/23/96        35 yrs.
  Hennessy Warehouse                 (33)          1975       02/23/96        35 yrs.
  Olive Branch             (1)      (224)          1989       02/23/96        35 yrs.
  Olive Branch 2                    (162)          1995       02/23/96        35 yrs.
  Port Distribution        (1)       (72)          1986       02/23/96        35 yrs.
                                ----------
 Subtotal                         (1,068)
                                ----------

 GREATER LOS ANGELES:
  Arenth Avenue            (1)      (131)          1973       03/29/96        35 yrs.
  Mission Oaks                        (4)          1969       12/24/96        35 yrs.
  Rustin Avenue                      (13)          1990       11/15/96        35 yrs.
  Valencia Industrial      (1)       (86)          1985       02/23/96        35 yrs.
  Wanamaker                          (14)          1985       11/22/96        35 yrs.
                                ----------
 Subtotal                           (248)
                                ----------

                         MERIDIAN INDUSTRIAL TRUST, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                         GROSS AMOUNT
                                        INITIAL COST TO COMPANY                    CARRIED AT END OF PERIOD
                               ------------------------------------------   -----------------------------------------
                                                                                          BUILDING &
DESCRIPTION                       LAND        BUILDING      IMPROVEMENTS       LAND      IMPROVEMENTS      TOTAL
---------------------------------------------------------------------------------------------------------------------

 SAN FRANCISCO BAY AREA
  Gold River Lane                  2,153         11,304              -          2,153         11,304         13,457
  Overlake Place                   2,900          5,635              -          2,900          5,635          8,535
  San Carlos Industrial            3,042          4,829            103          3,042          4,932          7,974
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                          8,095         21,768            103          8,095         21,871         29,966
                                ---------    -----------       --------      ---------    -----------    -----------

 SEATTLE:
  Park at Woodinville      (1)     2,530          9,560            130          2,530          9,690         12,220
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                          2,530          9,560            130          2,530          9,690         12,220
                                ---------    -----------       --------      ---------    -----------    -----------

LIGHT INDUSTRIAL:
 CHICAGO:
  Troy Tech II             (1)     1,326          5,305              -          1,326          5,305          6,631
                                ---------    -----------       --------      ---------    -----------    -----------
Subtotal                           1,326          5,305              -          1,326          5,305          6,631
                                ---------    -----------       --------      ---------    -----------    -----------

 DALLAS/FORT WORTH:
  Great Southwest #110     (1)       512          2,310             94            512          2,404          2,916
  Las Colinas #4                     139            298              -            139            298            437
  Las Colinas #5                     492          1,058            263            492          1,321          1,813
  Northgate #28                      152            796              -            152            796            948
  Northgate #5                       137            469            135            137            604            741
  Regal Empress                      435          1,345              -            435          1,345          1,780
  Valley Branch #1                   175            442              -            175            442            617
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                          2,042          6,718            492          2,042          7,210          9,252
                                ---------    -----------       --------      ---------    -----------    -----------

 MEMPHIS/NASHVILLE:
  Willow Lake Business     (1)       750          3,210            143            750          3,353          4,103
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                            750          3,210            143            750          3,353          4,103
                                ---------    -----------       --------      ---------    -----------    -----------



                              ACCUMULATED       DATE OF        DATE OF       DEPRECIABLE
DESCRIPTION                   DEPRECIATION    CONSTRUCTION   ACQUISITION        LIFE
----------------------------------------------------------------------------------------
 SAN FRANCISCO BAY AREA
  Gold River Lane                     (2)          1996       12/30/96        35 yrs.
  Overlake Place                     (90)          1996       06/10/96        35 yrs.
  San Carlos Industrial             (125)          1969       02/23/96        35 yrs.
                                ----------
 Subtotal                           (217)
                                ----------

 SEATTLE:
  Park at Woodinville      (1)      (234)          1982       02/23/96        35 yrs.
                                ----------
 Subtotal                           (234)
                                ----------

LIGHT INDUSTRIAL:
 CHICAGO:
  Troy Tech II             (1)      (129)          1986       02/23/96        35 yrs.
                                ----------
 Subtotal                           (129)
                                ----------

 DALLAS/FORT WORTH:
  Great Southwest #110     (1)       (58)          1974       02/23/96        35 yrs.
  Las Colinas #4                      (7)          1980       02/23/96        35 yrs.
  Las Colinas #5                     (37)          1980       02/23/96        35 yrs.
  Northgate #28                      (19)          1983       02/23/96        35 yrs.
  Northgate #5                       (13)          1979       02/23/96        35 yrs.
  Regal Empress                      (33)          1984       02/23/96        35 yrs.
  Valley Branch #1                   (11)          1980       02/23/96        35 yrs.
                                ----------
 Subtotal                           (178)                                     35 yrs.
                                ----------

 MEMPHIS/NASHVILLE:
  Willow Lake
  Business                 (1)       (78)          1988       02/23/96        35 yrs.
                                ----------
 Subtotal                            (78)
                                ----------

                         MERIDIAN INDUSTRIAL TRUST, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                         GROSS AMOUNT
                                        INITIAL COST TO COMPANY                    CARRIED AT END OF PERIOD
                               ------------------------------------------   -----------------------------------------
                                                                                          BUILDING &
DESCRIPTION                       LAND        BUILDING      IMPROVEMENTS       LAND      IMPROVEMENTS      TOTAL
---------------------------------------------------------------------------------------------------------------------
 GREATER LOS ANGELES:
  6355 Nancy Ridge Drive              93            186              -             93            186            279
  Chatsworth Office                  812          1,736              -            812          1,736          2,548
  Cypress A                (1)       516          1,036             20            516          1,056          1,572
  Cypress B                        1,088          1,886              1          1,088          1,887          2,975
  Cypress C                (1)       494          1,118              -            494          1,118          1,612
  North Irvine                       691          2,077            166            691          2,243          2,934
  Scripps Venturers                3,862          5,844             64          3,862          5,908          9,770
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                          7,556         13,883            251          7,556         14,134         21,690
                                ---------    -----------       --------      ---------    -----------    -----------

 PHOENIX:
  Phoenix N. 23rd                    203            372              7            203            379            582
  Phoenix N. 27th                    197            658              0            197            658            855
  Phoenix Plaza Three                486          1,121             82            486          1,203          1,689
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                            886          2,151             89            886          2,240          3,126
                                ---------    -----------       --------      ---------    -----------    -----------

RETAIL:
 ATLANTA:
  Live Oak Parkway                 1,885          1,654              -          1,885          1,654          3,539
  Marietta Trade Center    (1)     7,235         11,661             38          7,235         11,699         18,934
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                          9,120         13,315             38          9,120         13,353         22,473
                                ---------    -----------       --------      ---------    -----------    -----------

 GREATER LOS ANGELES:
  Golden Cove Shopping
  Center                             539          3,061             16            539          3,077          3,616
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                            539          3,061             16            539          3,077          3,616
                                ---------    -----------       --------      ---------    -----------    -----------

DEVELOPMENT PROJECTS:
  Orlando, FL                      2,309             22            156          2,309            178          2,487
  Atlanta, GA                      2,060             24            263          2,060            287          2,347
  Rosemont, MN                         5              8          2,534              5          2,542          2,547
  Dallas, TX                       3,174         12,506              -          3,174         12,506         15,680
  Dallas, TX                       2,358          7,813              -          2,358          7,813         10,171
                                ---------    -----------       --------      ---------    -----------    -----------
 Subtotal                          9,906         20,373          2,953          9,906         23,326         33,232
                                ---------    -----------       --------      ---------    -----------    -----------
--------------------------------------------------------------------------------------------------------------------
TOTAL                          $  74,195      $ 247,085       $  5,069      $  74,195     $  252,154     $  326,349
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

                              ACCUMULATED       DATE OF        DATE OF       DEPRECIABLE
DESCRIPTION                   DEPRECIATION    CONSTRUCTION   ACQUISITION        LIFE
----------------------------------------------------------------------------------------
 GREATER LOS ANGELES:
  6355 Nancy Ridge
  Drive                               (5)          1984       02/23/96        35 yrs.
  Chatsworth Office                  (42)          1985       02/23/96        35 yrs.
  Cypress A                (1)       (25)          1984       02/23/96        35 yrs.
  Cypress B                          (46)          1984       02/23/96        35 yrs.
  Cypress C                (1)       (27)          1984       02/23/96        35 yrs.
  North Irvine                       (68)          1975       02/23/96        35 yrs.
  Scripps Venturers                 (146)     1978-1980       02/23/96        35 yrs.
                                ----------
 Subtotal                           (359)
                                ----------

 PHOENIX:
  Phoenix N. 23rd                     (9)          1977       02/23/96        35 yrs.
  Phoenix N. 27th                    (16)     1983-1984       02/23/96        35 yrs.
  Phoenix Plaza Three                (45)     1969-1970       02/23/96        35 yrs.
                                ----------
 Subtotal                            (70)
                                ----------

RETAIL:
 ATLANTA:
  Live Oak Parkway                   (40)          1988       02/23/96        35 yrs.
  Marietta Trade Center    (1)      (287)          1986       02/23/96        35 yrs.
                                ----------
 Subtotal                           (327)
                                ----------

 GREATER LOS ANGELES:
  Golden Cove Shopping
  Center                             (76)          1963       02/23/96        35 yrs.
                                ----------
 Subtotal                            (76)
                                ----------

DEVELOPMENT PROJECTS:
  Orlando, FL                          -             (3)      12/20/96             (3)
  Atlanta, GA                          -             (3)      12/02/96             (3)
  Rosemont, MN                         -             (2)      08/16/96             (2)
  Dallas, TX                         (39)            (2)      05/15/96             (2)
  Dallas, TX                         (20)            (2)      04/18/96             (2)
                                ----------
 Subtotal                            (59)
                                ----------
----------------------------------------------------------------------------------------
TOTAL                           $ (4,365)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

                         MERIDIAN INDUSTRIAL TRUST, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

Reconciliation of cost and accumulated depreciation for the year ended December 31, 1996 is as follows:


                                                                    Accumulated
                                                         Cost       Depreciation
                                                     ---------------------------
     Balance at beginning of year                      $      300    $        -
       Additions during period:
       Merged Trusts                                      229,831             -
       Acquisition of rental properties                    89,320             -
       Land acquistion and property development costs      33,235             -
       Recurring building and tenant improvements           2,265             -
       Adjustments to property basis                          446             -
       Depreciation                                             -        (4,792)
     Property dispositions                                (29,048)          427
                                                     ---------------------------
     Balance at End of Year                            $  326,349    $   (4,365)
                                                     ---------------------------
                                                     ---------------------------


(1) These properties serve as collateral for the Mortgage Loan facility. As of December 31, 1996, the outstanding indebtedness under this facility totaled $66,094. As of December 31, 1996, these properties have a net book value of $130,732.

(2)  These properties were completed in December 1996.

(3) As of December 31, 1996 these properties were still under construction. The property located in Minnesota is anticipated to be completed in March 1997, and the properties located in Florida and Georgia have a target completion date of September 1997.