Form 10-K405/A
period 1996-12-31
MERIDIAN INDUSTRIAL TRUST INC
filed 1997-04-08
CIK 946637

                                     FORM 10-K/A
                                   AMENDMENT NO. 2

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


                             Commission File No. 1-14166

                           MERIDIAN INDUSTRIAL TRUST, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            MARYLAND                                     94-3224765
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    455 MARKET STREET
    17TH FLOOR
    SAN FRANCISCO, CALIFORNIA                                    94105
----------------------------------------                ------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (415) 281-3900
                                                        ------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------

COMMON STOCK, PAR VALUE $0.001 PER               NEW YORK STOCK EXCHANGE
SHARE WARRANTS TO PURCHASE COMMON                AMERICAN STOCK EXCHANGE
STOCK
          Securities registered pursuant to Section 12(g) of the Act:  NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes      X          No
                                                      -------            -------

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

    The registrant had 13,596,370 shares of Common Stock outstanding on March 3, 1997.

    The purpose of this Form 10-K/A is to amend the Company's Form 10-K and Form 10-K/A No. 1 for the year ended December 31, 1996 to include the historical combined financial statements of the Merged Trusts for the period from January 1, 1996 to February 23, 1996 and for each of the three years in the period ended December 31, 1995. The Merged Trusts consist of Meridian Point Realty Trust
IV Co., Meridian Point Realty Trust VI Co. and Meridian Point Realty Trust VII Co. which were merged into the Company on February 23, 1996.

--------------------------------------------------------------------------------
                                       PART III
--------------------------------------------------------------------------------

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 16, 1997.


    ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 16, 1997.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

    The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 16, 1997.


    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 16, 1997.

--------------------------------------------------------------------------------
                                       PART IV
--------------------------------------------------------------------------------

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) (1) FINANCIAL STATEMENTS. The following Company financial statements are filed as part of this report:

                                                                        PAGE
                                                                        ----
         MERIDIAN INDUSTRIAL TRUST, INC.
         Report of Independent Public Accountants. . . . . . . . . . . .F-1
         Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .F-2
         Consolidated Statements of Operations . . . . . . . . . . . . .F-3
         Consolidated Statements of Stockholders' Equity (Deficit) . . .F-4
         Consolidated Statements of Cash Flows . . . . . . . . . . . . .F-5
         Notes to Consolidated Financial Statements. . . . . . . . . . .F-6
         MERGED TRUSTS
         Report of Independent Public Accountants. . . . . . . . . . . .F-23
         Historical Combined Balance Sheets. . . . . . . . . . . . . . .F-24
         Historical Combined Statements of Operations. . . . . . . . . .F-25
         Historical Combined Statements of Stockholders' Equity. . . . .F-26
         Historical Combined Statements of Cash Flows. . . . . . . . . .F-27
         Notes to Historical Combined Financial Statements . . . . . . .F-29


(a) (2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are filed as part of this report:

                                                                        PAGE
                                                                        ----
         MERIDIAN INDUSTRIAL TRUST, INC.
         Valuation and Qualifying Accounts . . . . . . . . . . . . . . .F-17
         Real Estate and Accumulated Depreciation. . . . . . . . . . . .F-18
         MERGED TRUSTS
         Historical Combined Valuation and Qualifying Accounts . . . . .F-39
         Historical Combined Real Estate and Accumulated Depreciation. .F-40


(a) (3)  EXHIBITS.

NO.                               DESCRIPTION
---                               -----------

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

10.35(2) Security Agreement and Assignment of Account to The First National
         Bank of Boston from the Company dated February 13, 1996.

10.36(1) Option Agreement between the Company and USAA Real Estate Company dated as of November 21, 1995, including the form of USAA Warrant attached.

10.37(2) Warrant issued to USAA to purchase Common Stock of the Company dated
         February 23, 1996.

10.38(2) The Company's Dividend Reinvestment Plan.

21.1(2)  Subsidiaries of the Company.

23.1(3)  Consent of Independent Public Accountants

27.1(3)  Financial Data Schedule

--------------------------------------------
(1) Filed with the Company's Registration Statement No. 333-00018 on January 3, 1996, and incorporated herein by reference.

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

Dated:  April 7, 1997        MERIDIAN INDUSTRIAL TRUST, INC.




                             By:  /s/ Allen J. Anderson
                                 ---------------------------------------
                                  Allen J. Anderson
                                  Chairman and Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    /s/ Allen J. Anderson                             Dated:  April 7, 1997
------------------------------
Allen J. Anderson
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)



    /s/ Milton K. Reeder                              Dated:  April 7, 1997
------------------------------
Milton K. Reeder
President and Chief Financial Officer
(Principal Financial Officer)



    /s/ James Suarez                                  Dated:  April 7, 1997
------------------------------
James Suarez
Treasurer and Controller
(Principal Accounting Officer)



                                                      Dated:  April 7, 1997
------------------------------
C.E. "Doc" Cornutt
Director



    /s/ T. Patrick Duncan                             Dated:  April 7, 1997
------------------------------
T. Patrick Duncan
Director

                                                      Dated:  April 7, 1997
------------------------------
Peter O. Hanson
Director



                                                      Dated:  April 7, 1997
------------------------------
John S. Moody
Director



    /s/ James M. Pollak                               Dated:  April 7, 1997
------------------------------
James M. Pollak
Director



    /s/ Kenneth N. Stensby                            Dated:  April 7, 1997
------------------------------
Kenneth N. Stensby
Director



    /s/ Lee W. Wilson                                 Dated:  April 7, 1997
------------------------------
Lee W. Wilson
Director

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Stockholders and Board of Directors of Meridian Industrial Trust, Inc.:

  We have audited the accompanying historical combined balance sheets of the Merged Trusts, as defined in Note 1, as of December 31, 1995 and 1994, and the related historical combined statements of operations, stockholders' equity and cash flows for the period from January 1, 1996 to February 23, 1996, and for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Merged Trusts' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the historical combined financial position of the Merged Trusts as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the period from January 1, 1996 to February 23, 1996, and for each of the three years ended December 31, 1995, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of historical combined valuation and qualifying accounts and historical combined real estate and accumulated depreciation are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

San Francisco, California
May 27, 1996

                                  THE MERGED TRUSTS

                          HISTORICAL COMBINED BALANCE SHEETS
                           AS OF DECEMBER 31, 1995 AND 1994
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS


                                                                                  1995           1994
                                                                               ----------     ----------
INVESTMENTS IN REAL ESTATE:
Rental Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  270,121     $  262,779
Less: Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . .      (52,905)       (47,799)
                                                                               ----------     ----------
                                                                                  217,216        214,980
Rental Property Held For Sale, Net of Accumulated Depreciation of
  $2,327 at December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . .           --         11,239
                                                                               ----------     ----------
                                                                                  217,216        226,219
                                                                               ----------     ----------
OTHER ASSETS:
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .       11,842         15,721
Cash Held in Escrow. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,212             --
Restricted Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,551             --
Accounts Receivable, Net of Reserves of $903 and $782 at December 31,
  1995 and 1994, respectively. . . . . . . . . . . . . . . . . . . . . . . .        1,944          1,882
Notes Receivable From Affiliates . . . . . . . . . . . . . . . . . . . . . .        1,470            720
Investment in Real Estate Investment Trust . . . . . . . . . . . . . . . . .          921             --
Personal Property, Net of Accumulated Depreciation of $1,542 and
  $1,400 at December 31, 1995 and 1994, respectively . . . . . . . . . . . .          174            213
Capitalized Loan Fees, Lease Commissions and Other Assets, Net . . . . . . .        6,829          6,231
                                                                               ----------     ----------
          TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  247,159     $  250,986
                                                                               ----------     ----------
                                                                               ----------     ----------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Long-Term Debt Facilities. . . . . . . . . . . . . . . . . . . . . . . . . .    $  92,599     $  124,971
Mortgage Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,429         12,172
Bridge Loan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,700             --
Accounts Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,963          4,339
Due To Affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          564            469
Prepaid Rent, Tenant Deposits and Other Liabilities. . . . . . . . . . . . .        1,845          1,647
                                                                               ----------     ----------
          TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . .      116,100        143,598
                                                                               ----------     ----------

Shares of Common and Preferred Stock with certain redemption rights;
  par value of $0.001, 9,421,955 shares issued and outstanding at
  December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,684             --
                                                                               ----------     ----------

STOCKHOLDERS' EQUITY:
Authorized Shares:
  150,000,000 shares of Common Stock and Preferred Stock authorized, each with par value of $0.001; 14,725,328 Common Shares and
  10,210,077 Preferred shares issued and outstanding at December 31,
  1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25             25
Additional Paid-In Capital . . . . . . . . . . . . . . . . . . . . . . . . .      225,100        225,100
Distributions in Excess of Income. . . . . . . . . . . . . . . . . . . . . .     (118,750)      (117,737)
                                                                               ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .      106,375        107,388
                                                                               ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .   $  247,159     $  250,986
                                                                               ----------     ----------
                                                                               ----------     ----------


The accompanying notes are an integral part of these statements.

                                  THE MERGED TRUSTS

                     HISTORICAL COMBINED STATEMENTS OF OPERATIONS
             FOR THE PERIOD FROM JANUARY 1, 1996 TO FEBRUARY 23, 1996 AND
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                                    (IN THOUSANDS)

                                                       JANUARY 1,
                                                        1996 TO
                                                      FEBRUARY 23,
                                                          1996           1995           1994           1993
                                                        --------      ---------      ---------      ---------
REVENUES:
Rentals from Real Estate Investments . . . . . . . .    $  4,997      $  33,583      $  34,018      $  34,442
Interest and Other . . . . . . . . . . . . . . . . .         161          1,014            804            582
                                                        --------      ---------      ---------      ---------
          TOTAL REVENUES . . . . . . . . . . . . . .       5,158         34,597         34,822         35,024
                                                        --------      ---------      ---------      ---------
EXPENSES:
Interest Expense and Amortization of Debt
  Premium. . . . . . . . . . . . . . . . . . . . . .       1,506         10,005         12,117         12,949
Property Taxes . . . . . . . . . . . . . . . . . . .         812          4,971          5,231          5,285
Property Operating Costs, Including Transactions
  with Related Parties of $326, $1,367, $1,486
  and $1,857, respectively . . . . . . . . . . . . .         912          5,761          5,895          6,379
Legal Costs. . . . . . . . . . . . . . . . . . . . .           7             70            462            418
General and Administrative, Including
  Transactions with Related Parties of $193,
  $1,696, $1,426 and $1,161, respectively. . . . . .       1,155          2,942          2,958          2,477
Adjustment Due To Tenant Bankruptcy. . . . . . . . .          --             --             --            680
Provision for Decrease in Net Realizable Value . . .          --          1,140          9,001          6,496
Depreciation and Amortization. . . . . . . . . . . .       1,308          8,721          9,895         10,109
                                                        --------      ---------      ---------      ---------
          TOTAL EXPENSES . . . . . . . . . . . . . .       5,700         33,610         45,559         44,793
                                                        --------      ---------      ---------      ---------
INCOME (LOSS) BEFORE LOSS ON SALE OF PROPERTIES
  AND EXTRAORDINARY ITEMS. . . . . . . . . . . . . .        (542)           987        (10,737)        (9,769)
Loss on Sale of Properties . . . . . . . . . . . . .          --           (135)          (398)          (224)
                                                        --------      ---------      ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS . . . . . .        (542)           852        (11,135)        (9,993)
Extraordinary Items:
Gain on Extinguishment of Debt . . . . . . . . . . .          --             --             --             69
Gain on Foreclosure of Property. . . . . . . . . . .          --             --             --            727
Expenses Incurred in Connection with
  Restructuring of Long-Term Debt Facilities . . . .          --         (1,865)            --             --
                                                        --------      ---------      ---------      ---------
NET LOSS . . . . . . . . . . . . . . . . . . . . . .    $   (542)     $  (1,013)     $ (11,135)     $  (9,197)
                                                        --------      ---------      ---------      ---------
                                                        --------      ---------      ---------      ---------


           The accompanying notes are an integral part of these statements.

                                  THE MERGED TRUSTS

                HISTORICAL COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JANUARY 1, 1996 TO FEBRUARY 23, 1996 AND
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK           PREFERRED STOCK                       DISTRIBUTIONS
                                       ---------------------    ---------------------      ADDITIONAL    IN EXCESS OF
                                         SHARES       AMOUNT      SHARES       AMOUNT    PAID-IN-CAPITAL    INCOME
                                       ----------     ------    ----------     ------    --------------- -------------
Balance -- January 1, 1993 . . . . .   14,725,328      $ 15     10,210,077      $ 10      $ 225,100      $ (96,943)
Net Loss . . . . . . . . . . . . . .           --        --             --        --             --         (9,197)
Preferred Distributions
  Declared . . . . . . . . . . . . .           --        --             --        --             --           (563)
Conversion From Temporary
  Decline to Permanent Decline
  in Marketable Securities . . . . .           --        --             --        --             --             69
Partial Reversal of Reserve for
  Temporary Decline in
  Marketable Securities. . . . . . .           --        --             --        --             --             32
                                       ----------     -----     ----------     -----      ---------      ---------
Balance -- December 31,
  1993 . . . . . . . . . . . . . . .   14,725,328        15     10,210,077        10        225,100       (106,602)
Net Loss . . . . . . . . . . . . . .           --        --             --        --             --        (11,135)
                                       ----------     -----     ----------     -----      ---------      ---------
Balance -- December 31,
  1994 . . . . . . . . . . . . . . .   14,725,328        15     10,210,077        10        225,100       (117,737)
Net Loss . . . . . . . . . . . . . .           --        --             --        --             --         (1,013)
                                       ----------     -----     ----------     -----      ---------      ---------
Balance -- December 31,
  1995 . . . . . . . . . . . . . . .   14,725,328        15     10,210,077        10        225,100       (118,750)
Net Loss . . . . . . . . . . . . . .           --        --             --        --             --           (542)
                                       ----------     -----     ----------     -----      ---------      ---------
Balance -- February 23,
  1996 . . . . . . . . . . . . . . .   14,725,328       $15     10,210,077       $10       $225,100      $(119,292)
                                       ----------     -----     ----------     -----      ---------      ---------
                                       ----------     -----     ----------     -----      ---------      ---------


           The accompanying notes are an integral part of these statements.

                                  THE MERGED TRUSTS

                     HISTORICAL COMBINED STATEMENTS OF CASH FLOWS
               FOR THE PERIOD FROM JANUARY 1, 1996 TO FEBRUARY 23, 1996
        AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                                    (IN THOUSANDS)

                                                             JANUARY 1,
                                                              1996 TO                 DECEMBER 31,
                                                            FEBRUARY 23,    --------------------------------
                                                               1996           1995        1994        1993
                                                            ------------    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . .   $   (542)      $ (1,013)   $(11,135)   $ (9,197)
Adjustments to Reconcile Net Loss to Net Cash Provided by
  Operating Activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . .      1,166          7,718       8,839       9,278
  Provision for Decrease in Net Realizable Value . . . . .         --          1,140       9,001       6,496
  Adjustment Due to Tenant Bankruptcy. . . . . . . . . . .         --             --          --         680
  Loss on Sale of Properties . . . . . . . . . . . . . . .         --            135         398         224
  Gain on Foreclosure of Property. . . . . . . . . . . . .         --             --          --        (727)
  Gain on Extinguishment of Debt . . . . . . . . . . . . .         --             --          --         (69)
  Expenses Incurred in Connection with Restructuring of
     Long-Term Debt Facilities . . . . . . . . . . . . . .         --          1,865          --          --
  Amortization . . . . . . . . . . . . . . . . . . . . . .        194          1,362       1,831       1,584
  Rent Adjustment. . . . . . . . . . . . . . . . . . . . .          2             46          46         433
  Realized Loss on Marketable Securities . . . . . . . . .         --             --          --          80
  Increase in Cash Held in Escrow. . . . . . . . . . . . .        (13)          (269)         --        (309)
  Increase in Capitalized Lease Commissions. . . . . . . .        (99)          (756)     (1,557)       (618)
  (Increase) Decrease in Notes Receivable From Affiliates.         --           (750)         --          56
  Increase (Decrease) in Due To Affiliates . . . . . . . .        240             95         147         (51)
  Net Change in receivables, payables, and other . . . . .     (1,497)        (2,344)       (815)        366
                                                             --------       --------    --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . .       (549)         7,229       6,755       8,226
                                                             --------       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Improvements to Existing Real Estate . . . . . . . . . .       (185)        (3,112)     (3,027)     (1,780)
  Increase in Cash Held in Escrow. . . . . . . . . . . . .         --           (790)         --          --
  Investment in Real Estate Investment Trust . . . . . . .         --           (921)         --          --
  Cash Disbursed on Sale of Property . . . . . . . . . . .         --           (113)         --          --
  Proceeds from Sale of Property . . . . . . . . . . . . .         --             --       9,000       1,007
  Reimbursements Received for Tenant Improvements. . . . .         --             --          --         150
  Sale of Short-Term Investments . . . . . . . . . . . . .         --             --          25         225
  Purchase of Personal Property. . . . . . . . . . . . . .         --           (103)        (49)        (68)
                                                             --------       --------    --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. . . .       (185)        (5,039)      5,949        (466)
                                                             --------       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Disbursed Due to Debt Refinancing . . . . . . . . .         --             --        (160)         --
  Distributions to Stockholders. . . . . . . . . . . . . .         --             --          --        (563)
  Principal Payments on Long-Term Debt . . . . . . . . . .       (100)       (27,795)    (13,746)     (3,470)
  Principal Payments on Mortgage Notes Payable . . . . . .        (42)        (1,718)       (284)       (221)
  Principal Payment on Bridge Loan . . . . . . . . . . . .       (300)            --          --          --
  Increase in Cash Held in Escrow. . . . . . . . . . . . .         --           (153)         --          --
  Capitalized Loan Costs . . . . . . . . . . . . . . . . .         --         (1,087)        (10)       (442)
  Proceeds From Sale of Stock. . . . . . . . . . . . . . .         --         28,007          --          --
  Equity Investment Costs. . . . . . . . . . . . . . . . .         --         (3,323)         --          --
                                                             --------       --------    --------    --------
NET CASH USED IN FINANCING ACTIVITIES. . . . . . . . . . .       (442)        (6,069)    (14,200)     (4,696)
                                                             --------       --------    --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents . . .     (1,176)        (3,879)     (1,496)      3,064
Cash and Cash Equivalents, Beginning of Period . . . . . .     11,842         15,721      17,217      14,153
                                                             --------       --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . .   $ 10,666       $ 11,842    $ 15,721    $ 17,217
                                                             --------       --------    --------    --------
                                                             --------       --------    --------    --------
CASH PAID FOR INTEREST . . . . . . . . . . . . . . . . . .   $  1,468       $  9,900    $ 11,410    $ 12,352
                                                             --------       --------    --------    --------
                                                             --------       --------    --------    --------


           The accompanying notes are an integral part of these statements.

                                  THE MERGED TRUSTS

                     HISTORICAL COMBINED STATEMENTS OF CASH FLOWS
             FOR THE PERIOD FROM JANUARY 1, 1996 TO FEBRUARY 23, 1996 AND
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                                    (IN THOUSANDS)

                                                   JANUARY 1, 1996 TO               DECEMBER 31,
                                                      FEBRUARY 23,        -------------------------------
                                                          1996              1995         1994      1993
                                                   ------------------     --------     --------  --------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  TRANSACTIONS:
Disposition of Properties:
  Disposition of Properties, Net . . . . . . . .          $ --            $ 10,082     $  9,180  $ 14,359
  Other Assets Written-Off, Net of Other
     Liabilities . . . . . . . . . . . . . . . .            --                 161          217        11
  Pay-off of Long-Term Debt Facility . . . . . .            --               4,578           --        --
  Letter Of Credit in Favor of Lender. . . . . .            --               5,551           --        --
  Extinguishment of Mortgage Notes Payable and
     Capitalized Lease Obligation, Net . . . . .            --                  --           --    13,033
  Liabilities Extinguished, Net of Other
     Assets. . . . . . . . . . . . . . . . . . .            --                  --           --       778
  Cash Deposited in Escrow Account . . . . . . .            --                  --           --       125
  Interest Paid in Escrow. . . . . . . . . . . .            --                  22           --        --
Acquisition of Property:
  Net Book Value of Property Acquired. . . . . .            --               6,709           --        --
  Proceeds Received from Bridge Loan . . . . . .            --               6,700           --        --
  Other Liabilities, Net of Other Assets . . . .            --                   9           --        --
Refinancing of Mortgage Note Payable:
  Extinguishment of Mortgage Note Payable. . . .            --                  --        1,900        --
  Assumption of Mortgage Note Payable. . . . . .            --                  --        2,000        --
  Property Taxes Paid Through Escrow . . . . . .            --                  --          140        --
  Other Liabilities Extinguished . . . . . . . .            --                  --           99        --
  Loan Costs . . . . . . . . . . . . . . . . . .            --                  --           20        --
Transfer of an Option to Purchase Property:
  Net Book Value of Property . . . . . . . . . .            --                  --           46        --
  Assets Written-Off, Net of Other
     Liabilities . . . . . . . . . . . . . . . .            --                  --          167        --
Cash Held in Escrow Applied to Long-Term
  Debt Facility. . . . . . . . . . . . . . . . .            --                  --           --     1,215
Principal Payments on Long-Term Debt
  Facilities . . . . . . . . . . . . . . . . . .            --                  --           --       405


           The accompanying notes are an integral part of these statements.

                                    MERGED TRUSTS

                  NOTES TO HISTORICAL COMBINED FINANCIAL STATEMENTS
                FOR THE PERIOD FROM JANUARY 1 TO FEBRUARY 23, 1996 AND
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  (a) ORGANIZATION. The Merged Trusts are not a legal entity but rather a combination of the assets, liabilities and operations of three trusts, consisting of: (i) Meridian Point Realty Trust IV Co. ("Trust IV"), Meridian Point Realty Trust VI Co. ("Trust VI") and Meridian Point Realty Trust VII Co. ("Trust VII"), (collectively, the "Merged Trusts"). Each of these trusts were separate public entities for the years presented. Each trust has approved a business combination plan whereby the Merged Trusts were merged (the "Merger") into Meridian Industrial Trust, Inc. ("MIT") on February 23, 1996, with MIT as the surviving entity. The historical combined balance sheets as of December 31, 1995 and 1994 and the historical combined statements of operations for the period from January 1, 1996 to February 23, 1996, and for each of the three years in the period ended December 31, 1995 reflect the combined historical operations of the Merged Trusts.

  Each trust included in the Merged Trusts is a self-administered, self-managed, real estate investment trust that owns, acquires, markets and operates income producing industrial real estate properties.

  Since April 1, 1991, the Merged Trusts have operated under a self-administered management structure in conjunction with other commonly-sponsored real estate investment trusts. The Merged Trusts and such other real estate investment trusts are collectively referred to herein as the "Companies." Under this management structure, Meridian Point Properties, Inc. ("MPP"), leases employees to the Companies at cost to perform the administrative, accounting, asset management, and property management functions. In addition, through December 31, 1994, MPP, at cost, acted as the transfer agent for the Companies and provided stockholder account maintenance and dividend disbursement and reinvestment services. The reimbursements made to MPP are allocated among the Companies in accordance with agreements between MPP and the Companies.

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

  (c) BASIS OF COMBINATION. These historical combined financial statements include the assets, liabilities, revenues and expenses associated with the operations of the Merged Trusts which are intended to be merged into MIT. All significant intercompany balances and transactions have been eliminated in the accompanying historical combined financial statements.

  (d) INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS. In accordance with SFAS No. 121, investments in real estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes: (i) is evaluated and identified quarterly by the Merged Trusts on a property by property basis using undiscounted cash flows; (ii) is measured by comparing the Merged Trusts' estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than the carrying value of the property, a Provision for Decrease in Net Realizable Value is recorded in the amount by which the carrying value exceeds estimated fair value. As of December 31, 1995 and 1994, the Merged Trusts' Investment in Real Estate is stated net of a cumulative provision for decrease in net realizable value of $42,772 and $44,584, respectively. Investors should consider any net realizable value provisions in evaluating realization of their investments.

  Depreciation and amortization are calculated under the straight-line method, based upon the estimated useful lives of the assets. Property and property additions are depreciated over 35 years. Expenditures for maintenance, repairs, and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Tenant improvements are capitalized and amortized under the straight-line method over the term of the related lease.

  (e) CASH AND CASH EQUIVALENTS. The Merged Trusts consider all short-term investments with an original maturity of three months or less to be cash equivalents.

  Cash paid for interest was $1,468, $9,900, $11,410 and $12,352 for the period from January 1 to February 23, 1996, and for years ended December 31, 1995, 1994 and 1993, respectively.

  (f) RENTALS FROM REAL ESTATE INVESTMENTS. Certain of the Merged Trusts' leases relating to its properties require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures of $737, $4,410, $4,900 and $4,546 for the period from January 1 to February 23, 1996, and for the years ended December 31, 1995, 1994 and 1993, respectively, have been included in Rentals from Real Estate Investments.

  All leases are classified as operating leases. The Merged Trusts recognize rental income on a straight-line basis over the terms of the leases. Deferred rent receivable, included in accounts receivable, represents the excess of rental revenue recognized on a straight-line basis over the cash received under the applicable lease provisions.

  (g) INCOME TAXES. The respective Merged Trusts elected to be treated as real estate investment trusts ("REIT") for the tax years 1995, 1994, and 1993 under Sections 856 to 860 of the Internal Revenue Code. Under these provisions, the respective Merged Trusts are allowed a deduction for distributions paid to stockholders if the respective Merged Trusts satisfy certain income, asset, and distribution requirements.

  As a result of the respective Merged Trusts' deduction for distributions paid in 1993 and losses incurred in 1996, 1995, 1994, and 1993, the respective Merged Trusts have no federal taxable income. Accordingly, no provision for federal income taxes has been made in the accompanying historical combined statements of operations for the period from January 1, 1996 to February 23, 1996 and for the three years in the period ended December 31, 1995, 1994, and 1993.

  (h) CAPITALIZED COSTS. Capitalized costs consist of loan fees and leasing commissions. Capitalized loan fees are amortized into interest expense on a straight-line basis over the term of the respective debt. Lease commissions are amortized on a straight-line basis over the respective lease term and included in depreciation and amortization expense.

2. RELATED PARTIES.

  FEES AND REIMBURSEMENT

  For the period from January 1, 1996 to February 23, 1996, and for the years ended December 31, 1995, 1994 and 1993, the Merged Trusts incurred fees and expenses for services rendered by the directors of the Merged Trusts totaling $136, $300, $290 and $354, respectively. Such amounts were paid directly to the directors. Since April 1, 1991, the Merged Trusts have operated under a self-administered management structure.

  Cost reimbursements made to MPP are presented in the table below:

                                                                   PERIOD FROM
                                                                    JANUARY 1,              YEAR ENDED
                                                                     1996 TO                DECEMBER 31,
                                                                   FEBRUARY 23,   -------------------------------
                                                                      1996          1995        1994        1993
                                                                   ------------   -------     -------     -------
         Reimbursements for Property and Asset Management
         Costs (included in Property Operating Costs). . . . .       $ 326        $ 1,367     $ 1,486     $ 1,857
         Leasing Costs (included in Capitalized Lease
           Commissions, Net) . . . . . . . . . . . . . . . . .          --             --          --          37
         Reimbursement of Costs Incurred for Conducting the
           Company's Daily Operations (included in General
           and Administrative Expenses). . . . . . . . . . . .         193          1,396       1,136         807
                                                                     -----        -------     -------     -------
                   Total . . . . . . . . . . . . . . . . . . .       $ 519        $ 2,763     $ 2,622     $ 2,701
                                                                     -----        -------     -------     -------
                                                                     -----        -------     -------     -------



  In accordance with the agreement between the Companies and MPP, these reimbursements are allocated among the Companies based on (i) gross rental receipts of the Companies' properties and the Companies' relative real estate assets for property and asset management costs and (ii) proportionate time incurred, the number of stockholders and relative real estate assets for costs incurred in conducting the Companies' daily operations. In the opinion of management, the allocation methodology is reasonable. Due to affiliates of $564 and $469 as of December 31, 1995 and 1994, respectively, represent unpaid reimbursements to MPP.

  NOTES RECEIVABLE FROM AFFILIATES

  In connection with the internalization of management, the Merged Trusts have made advances to MPP amounting to $720 as of both December 31, 1995 and 1994. These advances represent two months of the estimated expenditures that would be incurred in conducting the daily operations of the Merged Trusts and are payable on demand. As a result of the Merger, the advances were assumed by MIT.

  In 1995, the Merged Trusts advanced $750 to MIT under notes receivable to cover certain operating expenditures. These notes receivable bear interest at a rate of 7% per annum and are due and payable on April 15, 1996. As a result of the Merger, the notes receivable was canceled.

3. RENTAL PROPERTIES, NET.

  Rental properties are presented net of the cumulative provision for decrease in net realizable value. Net rental properties at December 31, 1995 and 1994 consisted of the following:

                                                  1995        1994
                                                ---------   ---------
         Land. . . . . . . . . . . . . . . .    $  61,364   $  61,364
         Buildings . . . . . . . . . . . . .      193,972     187,260
         Capital Improvements. . . . . . . .       14,685      13,597
         Construction-in-Progress. . . . . .          100         558
                                                ---------   ---------
         Subtotal. . . . . . . . . . . . . .      270,121     262,779
         Rental Property Held for Sale . . .           --      13,566
                                                ---------   ---------
              Total. . . . . . . . . . . . .    $ 270,121   $ 276,345
                                                ---------   ---------
                                                ---------   ---------

  The respective current and cumulative provision for decrease in net realizable value, and the net book value as of and for the year ended December 31, 1995 are as follows:


                                                          CUMULATIVE
                                   CURRENT PROVISION     PROVISION FOR
                                  FOR DECREASE IN NET   DECREASE IN NET
     PROPERTY                      REALIZABLE VALUE     REALIZABLE VALUE    NET BOOK VALUE
-------------------------------   -------------------   ----------------    --------------
Palisades I and II  . . . . .        $          --       $       1,314       $       2,238
Phoenix Nine  . . . . . . . .                   --               3,006               6,899
1550 Heil Quaker  . . . . . .                   --                 510               3,929
Hennesy Warehouse . . . . . .                   --                 425               1,296
Cypress B . . . . . . . . . .                   --               4,457               3,266
Chatsworth  . . . . . . . . .                   --               1,371               2,817
Park Ten Center . . . . . . .                   --                 473               1,279
Live Oak Parkway  . . . . . .                   --                 444               4,240
Chicago 14  . . . . . . . . .                   --               1,350               8,021
Nancy Ridge . . . . . . . . .                   --                 252                 313
Birmingham I and II . . . . .                   --                 950               2,982
Cypress A . . . . . . . . . .                   --               2,498               1,630
Cypress C . . . . . . . . . .                   --               2,571               1,595
Valencia  . . . . . . . . . .                   --               1,900               4,811
Progress Center I . . . . . .                   --                 470               2,200
Marietta Trade Center . . . .                   --               8,194              21,272
Port Distribution . . . . . .                   --                 796               3,362
Baxter  . . . . . . . . . . .                   --                 161               1,260
Delp Distribution . . . . . .                   --               1,166               5,999
Northgate 4 and 5 . . . . . .                   --               1,645               1,773
Northgate 8 . . . . . . . . .                   --               1,645               1,041
Las Colinas 4 and 5 . . . . .                   --               1,677               1,883
Las Colinas 1 . . . . . . . .                   --                 773                 649
Valley Branch 1 and 2 . . . .                   --               1,063               1,948
Regal Empress . . . . . . . .                   --               1,513               2,016
Beltline  . . . . . . . . . .                   --               1,218               1,825
Great Southwest 4 . . . . . .                   --                 930               1,355
Paradise Market Place . . . .                1,140                  --                  --
                                       -----------         -----------         -----------
  Subtotal  . . . . . . . . .                1,140              42,772              91,899
  Total for all Properties
   with no Cumulative
   Provision for Decrease
   in Net Realizable Value  .                   --                  --             125,317
                                       -----------         -----------         -----------
      Total . . . . . . . . .        $       1,140       $      42,772       $     217,216
                                       -----------         -----------         -----------
                                       -----------         -----------         -----------



4. FUTURE MINIMUM CONTRACTUAL RENTAL REVENUES.

  Future minimum contractual rental revenues from leases in effect as of February 23, 1996, are as follows:

1996 (pro-rated from February 23, 1996) . . . . .       $  21,575
1997  . . . . . . . . . . . . . . . . . . . . . .          18,959
1998  . . . . . . . . . . . . . . . . . . . . . .          14,014
1999  . . . . . . . . . . . . . . . . . . . . . .          11,115
2000  . . . . . . . . . . . . . . . . . . . . . .           8,406
Thereafter  . . . . . . . . . . . . . . . . . . .          28,340

  There are currently four major tenants comprising 9%, 4%, 4%, and 3%, respectively, of total annual revenue of the Merged Trusts based on the projected 1996 base rent of existing leases. These tenants have leases which are scheduled to expire between 1997 and 2005. As of December 31, 1995, the Merged Trusts' properties were 93% occupied. During 1996, leases covering 24% of the Merged Trusts' leased space are scheduled to expire.

5. LONG-TERM DEBT FACILITIES.

  During 1996, 1995 and 1994, the Merged Trusts had long-term financing arrangements with a bank and an insurance company. These arrangements have provided the Merged Trusts with financing for property acquisitions, capital improvements and general operating needs.

LONG-TERM BANK CREDIT FACILITIES.

  As of December 31, 1994, the Merged Trusts collectively had $41,772 outstanding under three bank credit facilities (the "Bank Facilities"). On May 31, 1995 and July 20, 1995, the Merged Trusts made principal pay downs on the Bank Facilities of $10,588 and $4,578 with proceeds received from equity investments made pursuant to the Stock Purchase Agreements and with proceeds received from the sale of the Paradise Marketplace property, respectively. Concurrent with the stock purchase transactions discussed in Note 16, the Merged Trusts successfully completed a restructuring of the remaining bank facility related to Trust IV (the "Restructured Bank Facility"). In connection with the pay down and restructuring of Bank and Insurance Company Facilities, the Merged Trusts wrote off prepayment penalties and other costs related to restructuring totaling $1,865 which has been recorded as an extraordinary item in the accompanying consolidated statement of operations.

  Monthly principal amortization payments of $102 are required under the Restructured Bank Facility beginning December 31, 1995. Principal amortization will continue until December 31, 1997, at which time the facility is scheduled to mature. At that time, however, the facility may be extended to December 31, 1999, contingent upon Trust IV meeting certain conditions in connection with the Merger as described below.

  The $26,505 of principal outstanding at December 31, 1995 under the Restructured Bank Facility accrues interest, which is payable monthly, at a variable interest rate based on LIBOR plus 2.125% (7.85% at December 31, 1995). Trust IV has the option to apportion the advance into different interest rate contracts to mature for periods ranging from one to twelve months. Trust IV also has the option to extend the maturity of each interest rate contract subject to the final maturity of the facility.

  As part of the refinancing, Trust IV was required to set up and contribute to several restricted cash accounts in order to escrow (i) funds to purchase an interest rate hedge, (ii) a capital expenditure reserve and (iii) a property tax reserve. As of December 31, 1995, Trust IV had cash held in escrow related to these accounts of (i) $153, (ii) $790 and (iii) $269, respectively. Subsequent to December 31, 1995, this requirement to contribute to escrow has been permanently waived and the funds remaining in escrow accounts have been refunded to the Merged Trusts as a result of the Merger.

  Trust IV has an interest rate cap agreement which caps the one month LIBOR at 4.5%. The rate cap was based upon $18,620 for the period July 1, 1995 to December 31, 1995, and from January 1, 1996 through expiration on June 28, 1996, the rate cap is based upon $11,170. The agreement provides for payments to Trust IV to the extent that the one month LIBOR exceeds 4.5%. The agreement will be transferred to MIT upon completion of the Merger.

LONG-TERM DEBT FACILITIES WITH AN INSURANCE COMPANY.

  As of December 31, 1994, the Merged Trusts collectively had $83,199 outstanding under two long-term debt facilities with an insurance company (the "Insurance Company Facilities"). On May 31, 1995, the Merged Trusts made principal pay downs of $16,329 on the Insurance Company Facilities with proceeds received from equity investments made pursuant to the Stock Purchase Agreements. Concurrent with the stock purchase transaction, the Merged Trusts successfully completed a restructuring of the Insurance Company Facilities into a single credit facility for the Merged Trusts (the "Restructured Insurance Company Facility").

  Under the new terms of the Restructured Insurance Company Facility, there is a collective outstanding advance to the Merged Trusts at December 31, 1995 of $66,094, which bears interest at a weighted average fixed annual rate of 8.63%. Monthly interest only payments are due until maturity on June 1, 2005.

LOAN COVENANTS AND COLLATERAL.

  Under the terms of the Restructured Insurance Company Facility, the respective Merged Trusts must maintain a loan-to-value ratio equal to or below certain levels ranging from 50% to 53%. This ratio is based on the lender's valuation of the Merged Trusts' properties. In addition, the new agreement requires compliance with several debt service coverage ratios at specified measurement dates.

  The Restructured Bank Facility and Restructured Insurance Company Facility are collateralized by properties with net book values of $41,041 and $150,281 respectively.

  Scheduled maturities of the Long-Term Restructured Bank and Restructured Insurance Company Facilities as of December 31, 1995 are as follows:

                                                           1995
                                                         --------
1996  . . . . . . . . . . . . . . . . . . . . . .        $  1,212
1997  . . . . . . . . . . . . . . . . . . . . . .          25,293
1998  . . . . . . . . . . . . . . . . . . . . . .              --
1999  . . . . . . . . . . . . . . . . . . . . . .              --
2000  . . . . . . . . . . . . . . . . . . . . . .              --
Thereafter  . . . . . . . . . . . . . . . . . . .          66,094
                                                         --------
          Total . . . . . . . . . . . . . . . . .        $ 92,599
                                                         --------
                                                         --------

6. BRIDGE LOAN.

  On November 7, 1995, Trust VI exercised its option to purchase a property ("Olive Branch II") located in Olive Branch, Mississippi, which is adjacent to an existing property owned by Trust VI. Both properties are occupied by the same tenant. The total acquisition cost was $6,709. Trust VI funded the acquisition with a bridge loan in the amount of $6,700. The bridge loan bears interest at LIBOR plus 2% (7.72% at December 31, 1995). Under the terms of the bridge loan agreement, a principal payment of $300 was made on February 1, 1996. A principal payment of $200 is due on April 1, 1996, respectively. The remaining outstanding principal is due and payable on December 31, 1996.

7. MORTGAGE NOTES PAYABLE.

  The following table presents information regarding the mortgage notes payable related to assets of the Merged Trusts at December 31, 1995 and 1994.



                                      STATED                                             DECEMBER 31,
                                     INTEREST       ANNUAL         MATURITY       -----------------------
NAME AND LOCATION OF PROPERTY          RATE         PAYMENT          DATE           1995           1994
----------------------------------   --------       --------       --------       --------       --------
Palisades I & II, Plano, TX . .        8.250%       $    191       02/01/99       $  1,797       $  1,835
Northgate 4 & 5, Dallas . . . .        9.375%            140       11/01/09          1,076          1,114
Las Colinas 4 & 5, Dallas . . .       11.000%            215       04/01/11          1,584          1,622
Las Colinas 1, Dallas . . . . .        8.906%             41       12/01/97            273            290
Valley Branch 1 & 2, Dallas . .       10.250%            203       03/01/11          1,557          1,598
Beltline, Dallas  . . . . . . .       10.125%            190       01/01/01          1,463          1,502
Great Southwest, Dallas . . . .        9.750%            107       02/01/10            815            842
Birmingham II, Birmingham, AL .       13.000%             --       05/01/95             --          1,406
Bedford Park, Bedford Park, IL         9.000%            245       01/20/99          1,864          1,938
                                                                                  --------       --------
SUBTOTAL  . . . . . . . . . . .                                                     10,429         12,147
Unamortized Debt Premium  . . .                                                         --             25
                                                                                  --------       --------
         TOTAL  . . . . . . . .                                                   $ 10,429       $ 12,172
                                                                                  --------       --------
                                                                                  --------       --------


  Principal payments related to the mortgage notes payable at December 31, 1995 are due as follows:

1996  . . . . . . . . . . . . . . . . . . .        $     345
1997  . . . . . . . . . . . . . . . . . . .              615
1998  . . . . . . . . . . . . . . . . . . .              396
1999  . . . . . . . . . . . . . . . . . . .            3,523
2000  . . . . . . . . . . . . . . . . . . .              302
Thereafter  . . . . . . . . . . . . . . . .            5,248
          Total . . . . . . . . . . . . . .        $  10,429
                                                   ---------
                                                   ---------

8. DISTRIBUTIONS.

  During the three-year period ended December 31, 1995, no distributions were made, except for a one dollar per share preferred distribution made by Trust VII in 1993 in the amount of $563. There were no distributions made by the Merged Trusts during the period ended February 23, 1996. The Preferred Shares generally have certain non-cumulative preferential rights to current distributions.

9. PER SHARE INFORMATION.

  The Merged Trusts collectively have a total of 14,725,328 common shares without redemptive rights outstanding at both February 23, 1996 and December 31, 1995. Also, Trust IV has 3,278,889 common shares outstanding with redemptive rights. The accompanying statement of operations does not include per share calculations as the Merger Agreement provides for differing exchange ratios which render historical combined per share information not meaningful.

10. TRANSFER OF AN OPTION TO PURCHASE PROPERTY.

  On January 6, 1994, Trust VII entered into an agreement to sell Lot 4 of the Park at Woodinville in 1997. In connection with this agreement, Trust VII received a note receivable with a principal amount of $375 from the buyer. The note receivable bears an interest rate of 8% per annum, and both the principal and accrued interest are due and payable on January 4, 1997. The agreement has been recorded as a transfer of an option to purchase the lot in 1997 using the deposit method. Under this method, the lot is recorded as part of Rental Properties, Net. In connection with this transaction, Trust VII recognized a provision for decrease in net realizable value totaling $120 and $528 in 1994 and 1993, respectively.

11. CAPITALIZED LEASE OBLIGATION.

  One of Trust IV's property's, Mount Prospect Industrial Center, is subject to a ground lease. This lease was recorded as a capitalized lease obligation. As of June 30, 1993, Trust IV determined a foreclosure-in-substance had occurred on Mount Prospect Industrial Center.

12. DISPOSITION OF PROPERTIES.

  On July 20, 1995, Trust VII sold the Paradise Marketplace property located in Las Vegas, Nevada for a selling price of $10,390. Trust VII received net cash proceeds of $10,037 after adjustments for closing costs, interest earned and pro-rations totaling $353. The net proceeds from the sale, together with $113 of additional funds provided by Trust VII, were placed in an escrow account totaling $10,150 and were used to (i) pay off its Bank Facility amounting to $4,578, (ii) make an interest payment of $22 on its Bank Facility and (iii) make a deposit into a bank to support a letter of credit issued in favor of the lender for Trust VII's Insurance Company Facility of $5,551. In connection with the sale, Trust VII wrote-off free rent and unamortized lease commissions, net of other liabilities, in the amount of $161. Trust VII incurred a loss on sale of this property totaling $135. The property had previously been written down to its estimated net realizable value.

  On October 21, 1994, Trust VI sold the Cherry Hill property located in New Jersey for a selling price of $452. Trust VI received net cash proceeds of $421 after deductions for closing costs and pro-rated items totaling $31. Trust VI paid $390 of these proceeds as additional paydown on its Insurance Company Facility and $5 in prepayment penalties. In connection with this transaction, Trust VI recognized a loss on sale of property in the amount of $239. The property had previously been written down to its net realizable value.

  On June 30, 1994, Trust VI sold the Cooper Center and Cooper Center West properties located in Pennsauken, New Jersey, for a selling price of $3,450. Trust VI received net cash proceeds of $3,223 after deductions for: (i) closing costs of $184 and (ii) pro-rated items totaling $43. In connection with this transaction, Trust VI recognized a loss on sale of properties totaling $35. The properties had previously been written down to their net realizable value.

  On June 23, 1994, Trust VII sold the Greentree Place property located in Marlton, New Jersey at a price of $5,600. Trust VII received net cash proceeds of $5,355 after deductions for closing costs of $196 and pro-rated items totaling $49. These proceeds were used to pay down the Insurance Company Facility. Trust VII incurred a loss on sale of property in the amount of $124. The property had previously been written down to its net realizable value.

  On October 15, 1993, Trust VI sold a property located at 6387 Nancy Ridge Drive, San Diego, California at a selling price of $329. Trust VI received net cash proceeds of $306 after deductions for closing costs and pro-rated items totaling $23. In connection with this sale, Trust VI recognized a gain on sale of property in the amount of $57.

  On June 10, 1993, Trust VI sold a property located at 6393 Nancy Ridge Drive, San Diego, California. The selling price was $294, and the net proceeds to Trust VI after prorations, closing costs and commissions of $21, totaled $272. Trust VI incurred a loss on sale of property in the amount of $29 in connection with this sale.

  On March 19, 1993, Trust VII sold Lot 5 of the Park at Woodinville property. The selling price of $600 was paid entirely in cash. Trust VII received net cash proceeds of $429 after deductions for: (i) closing costs and pro-rated items totaling $46; and (ii) an escrow holdback amounting to $125. Trust VII received a full refund of the escrow holdback in December 1993. In connection with the disposal of Lot 5, Trust VII recognized a loss on sale of property in the amount of $252.

13. ADJUSTMENT DUE TO TENANT BANKRUPTCY.

  In March 1993, the sole tenant at Moorpark declared bankruptcy. In connection with the bankruptcy proceeding, the tenant rejected its existing lease with Trust IV. As a result of such rejection, Trust IV incurred the following non-cash write-offs: (i) $599 constituting deferred rent receivable and (ii) $81 constituting unamortized lease commissions.

14. EXTINGUISHMENT OF DEBT.

  The extraordinary gain on extinguishment of debt of $69 recognized in 1993 represents Trust IV's gain recognized on the foreclosure of a loan on one of its properties. The property had previously been written down to its net realizable value.

15. FORECLOSURE OF PROPERTY.

  The extraordinary gain on foreclosure of property of $727 recognized in 1993 represents Trust IV's recognition of the foreclosure of a loan on Mount Prospect Industrial Center. The gain is attributable to the excess write-offs of the (i) underlying mortgage note, (ii) capitalized lease obligation, and (iii) accrued liabilities associated with owning the property, over the net asset value of the property. The property had previously been written down to its net realizable value.

16. COMMITMENTS AND CONTINGENCIES.

  Trust IV is the general partner of a limited partnership that owns the Phoenix Nine properties (the "Phoenix Partnership"). It appears that activities conducted at a property adjacent to two of the Phoenix Nine properties have caused groundwater contamination that has extended below those two properties. The party who appears to have conducted those activities (the "Responsible Party") has been named the responsible party (in conjunction with another party who previously had leased space at the adjacent property) and has administered and borne the cost of groundwater testing to date. The Responsible Party has agreed to indemnify the Phoenix Partnership against claims and liabilities arising out of the groundwater contamination.

  The Responsible Party is a large, publicly traded corporation, and Trust IV believes that the Responsible Party has the financial resources that would be required to clean up the contamination. In addition, Trust IV believes that the owner of the adjacent property, where the contamination originated, has the financial resources to clean up the contamination if the Responsible Party does not adequately fulfill its remediation responsibility.

17. STOCK PURCHASE AGREEMENT.

  On September 22, 1994, the Merged Trusts each entered into a separate Stock Purchase Agreement (collectively referred to as the "Agreement") with Hunt Realty Acquisitions, L.P. ("Hunt"). The Agreement called for the Merged Trusts to collectively to issue 1,493,175 shares of common stock and 3,493,905 shares of preferred stock to Hunt at $1.78 and $3.30 per share for total amounts of $2,658 and $11,530 respectively, less reimbursement of certain expenses. In addition, the Agreement required that the Merged Trusts enter into an agreement satisfactory to Hunt under which, subject to further stockholder approval and other contingencies, the Merged Trusts would merge into a newly formed infinite-life REIT. The funding of the Hunt investment occurred on May 31, 1995.

  In contemplation of the Hunt investment, the Merged Trusts' respective stockholders approved amendments to the Merged Trusts' respective organizational documents in March 1995. These amendments include, but are not limited to, a reduction in the limit on the amount of the respective Merged Trusts' shares that can be owned by any one person to 3.6% of the lesser of the number of shares or value of any class or series of the Merged Trusts' outstanding shares.

  Under the terms of the Agreement, prior to the earlier of the merger or 120 days after the occurrence of certain specified events such as the termination of the Merged Trusts' right or obligation to merge under the Merger Agreement, the Merged Trusts are required to refrain from taking certain actions without the consent of Hunt and USAA, including declaring dividends, incurring certain obligations or liabilities, selling substantially all of the Merged Trusts' assets, selling the Merged Trusts' properties and modifying the terms of the Merged Trusts' material contracts.

  Effective April 27, 1995, the Merged Trusts each entered into a separate stock purchase agreement with USAA Real Estate Company ("USAA") to collectively issue 1,785,714 shares of the Merged Trusts' common stock and 2,649,161 shares of the Merged Trusts' preferred stock to USAA in differing amounts of $1.96, $3.86 and $3.91 per share ($13,819 in total). The funding of the USAA investment also occurred on May 31, 1995.

  The funds received from the Hunt and USAA stock purchase agreements were used to pay down and restructure the Company's debt. The costs related to the stock purchase agreements totaling $3,323 were charged against the proceeds from the issuance of new shares.

  As of December 31, 1995 and December 31, 1994, the Merged Trusts have incurred approximately $2,601 and $371 respectively, in costs related to the Merger. These costs are classified in Other Assets on the accompanying historical combined balance sheets as of December 31, 1995 and December 31, 1994.

18. INVESTMENT IN REAL ESTATE INVESTMENT TRUST.

  The Merged Trusts purchased 920,500 shares of MIT's Series A Preferred Stock for $1.00 per share reflected as investment in real estate investment trust on the accompanying historical combined balance sheet as of December 31, 1995. In connection with the Merger, the shares of Series A Preferred Stock were cancelled.

19. SUBSEQUENT EVENT -- MERGER.

  After receiving respective stockholder approvals of the Merger Agreement on February 22 and 23, 1996, the Merged Trusts merged into MIT. As part of the Merger, MIT issued approximately 7.6 million shares of its common stock to the former preferred and common stockholders of the Merged Trusts.

                                THE MERGED TRUSTS

                                   SCHEDULE II
              HISTORICAL COMBINED VALUATION AND QUALIFYING ACCOUNTS
             FOR THE PERIOD FROM JANUARY 1 TO FEBRUARY 23, 1996 AND
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)



                                                                  BALANCE AT                                   BALANCE AT
                                                                 BEGINNING OF    CHARGED TO     ADDITIONS        END OF
                       DESCRIPTION                                   YEAR          EXPENSE     (DEDUCTIONS)      PERIOD
-------------------------------------------------------------    ------------    ----------    ------------    ----------
1993
  Reserve for Bad Debts . . . . . . . . . . . . . . . . . .         $ 1,101        $   582        $  (598)       $ 1,085
  Reserve for Temporary Decline in Marketable Securities  .             116             --           (101)            15
1994
  Reserve for Bad Debts . . . . . . . . . . . . . . . . . .           1,085            186           (489)           782
  Reserve for Temporary Decline in Marketable Securities  .              15             --             --             15
1995
  Reserve for Bad Debts . . . . . . . . . . . . . . . . . .             782            579           (458)           903
  Reserve for Temporary Decline in Marketable Securities  .              15             --             --             15
1996
  Reserve for Bad Debts . . . . . . . . . . . . . . . . . .             903            (70)            --            833
  Reserve for Temporary Decline in Marketable Securities  .              15             --             --             15


                                THE MERGED TRUSTS
                                  SCHEDULE III
          HISTORICAL COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1995
                                 (IN THOUSANDS)



                                                                                                     COST CAPITALIZED
                                                                                                       SUBSEQUENT TO
                                                                                                        ACQUISITION
                                                                     INITIAL COST TO                    -----------
                                                                         COMPANY                 RENTAL
                                                     ENCUM-                                     IMPROVE-         RENTAL
                 DESCRIPTION                       BRANCES(1)       LAND          BUILDING        MENTS        GUARANTEES
                 -----------                       ----------       ----          --------        -----        ----------
Business Service Centers:
  Palisades I and II .......................       $   1,797      $     833      $   3,327      $     479      $      --
  201 Regal Row ............................              --            333          1,066            199             --
  Park at Woodinville ......................              --          3,040          9,966            503             --
  Pontiac and Troy Tech II .................              --          2,297          9,196             28            (32)
Warehouse/Distribution Buildings:
  Bedford Park .............................           1,864            435          3,289            224             --
  1550 Heil Quaker .........................              --            425          4,603          1,062             --
  1600 Corporate Place .....................              --            200          1,365            535             --
  Air Park Cove and 4013 Premier ...........              --            538          3,580            474             --
  Hennessey Warehouse ......................              --            275          1,677            283             --
  Chicago 14 ...............................              --          4,805         18,220          2,523             --
  Lombard I ................................              --          1,103          5,890            669             --
  Birmingham I and II ......................              --          1,154          3,217            142             --
  Olive Branch I and II ....................           6,700            689         17,512             33             --
  Northgate/International, Valwood 20 and
    Centreport 17 ..........................              --          3,660         12,045             35             --
  Great Southwest 110 ......................              --            791          3,574             14             --
  Wildwood/Pioneer .........................              --          1,142          5,127            538             --
  Baxter and Port Distribution .............              --            497          6,110             25            (75)
  Delp Distribution ........................              --          1,285          6,745             98             --
Industrial/Flex Buildings:
  Phoenix Nine .............................              --          3,820          8,738            911             --
  Cypress, B Chatsworth, and Moorpark, CA ..              --          6,200         14,211            777             --
  Nancy Ridge ..............................              --            216            429             --             --
  Willow Lake ..............................              --          1,004          4,297              3           (136)
  Cypress A, Cypress C and Valencia ........              --          5,310         12,120             --             --
  Progress I & II Centers and 8215 Building               --          1,372          6,807            223             --
  Dallas Nine ..............................           6,768          6,712         19,654          1,524           (374)
Building and Retail Shopping Centers:
  San Carlos................................              --          2,800          4,444            565             --
  Live Oak Parkway .........................              --          2,835          2,486              6           (130)
  Marietta Trade Center ....................              --         12,554         20,233          1,160           (190)
  Seatac and Meridian Village ..............              --          7,500         13,276          1,663             --
Retail Restaurant Building:
  Park Ten Center ..........................              --            648          1,367             --             --
Other ......................................              --             --             --             90             --
                                                   ---------      ---------      ---------      ---------      ---------
        Total ..............................       $  17,129      $  74,473      $ 224,571      $  14,786      $    (937)
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------



                                                                                   GROSS
                                                                                   AMOUNT
                                                                                 CARRIED AT
                                                       NET                         END OF
                                                    REALIZABLE                     PERIOD
                                                      VALUE                      BUILDING &
                                                      WRITE-                      IMPROVE-
                                                     DOWNS(2)         LAND         MENTS          Total(3)
                                                     --------         ----         -----          -------
Business Service Centers:
  Palisades I and II .......................       $  (1,314)     $     570      $   2,755      $   3,325
  201 Regal Row ............................              --            333          1,265          1,598
  Park at Woodinville ......................              --          3,041         10,468         13,509
  Pontiac and Troy Tech II .................              --          2,291          9,198         11,489
Warehouse/Distribution Buildings:
  Bedford Park .............................              --            435          3,513          3,948
  1550 Heil Quaker .........................            (510)           382          5,198          5,580
  1600 Corporate Place .....................              --            200          1,900          2,100
  Air Park Cove and 4013 Premier ...........              --            538          4,054          4,592
  Hennessey Warehouse ......................            (425)           215          1,595          1,810
  Chicago 14 ...............................          (1,350)         4,440         19,758         24,198
  Lombard I ................................              --          1,103          6,559          7,662
  Birmingham I and II ......................            (950)           876          2,687          3,563
  Olive Branch I and II ....................              --            689         17,545         18,234
  Northgate/International, Valwood 20 and
    Centreport 17 ..........................              --          3,660         12,080         15,740
  Great Southwest 110 ......................              --            791          3,588          4,379
  Wildwood/Pioneer .........................              --          1,142          5,665          6,807
  Baxter and Port Distribution .............            (957)           420          5,180          5,600
  Delp Distribution ........................          (1,166)         1,098          5,864          6,962
Industrial/Flex Buildings:
  Phoenix Nine .............................          (3,006)         2,795          7,668         10,463
  Cypress, B Chatsworth, and Moorpark, CA ..          (5,828)         4,133         11,227         15,360
  Nancy Ridge ..............................            (252)           132            261            393
  Willow Lake ..............................              --            978          4,190          5,168
  Cypress A, Cypress C and Valencia ........          (6,969)         3,145          7,316         10,461
  Progress I & II Centers and 8215 Building             (470)         1,294          6,638          7,932
  Dallas Nine ..............................         (10,464)         3,994         13,058         17,052
Building and Retail Shopping Centers:
  San Carlos ...............................              --          2,800          5,009          7,809
  Live Oak Parkway .........................            (444)         2,529          2,224          4,753
  Marietta Trade Center ....................          (8,194)         9,344         16,219         25,563
  Seatac and Meridian Village ..............              --          7,500         14,939         22,439
Retail Restaurant Building:
  Park Ten Center ..........................            (473)           496          1,046          1,542
Other ......................................              --     --      --             90             90
                                                   ---------      ---------      ---------      ---------
        Total ..............................       $ (42,772)     $  61,364      $ 208,757      $ 270,121
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------




                                                   ACCUMULATED      DATE OF        DATE OF      DEPRECIABLE
DESCRIPTION                                       DEPRECIATION   CONSTRUCTION    ACQUISITION       LIFE
                                                  ------------   ------------    -----------       ----
Business Service Centers:
  Palisades I and II .......................      $    1,087        1981-82       08/30/85       35 years
  201 Regal Row ............................             247           1966       10/24/90       35 years
  Park at Woodinville ......................           2,647        1987-89       01/05/88       35 years
  Pontiac and Troy Tech II .................           1,902        1986-88       11/02/88       35 years
Warehouse/Distribution Buildings:
  Bedford Park .............................             903           1980       06/22/86       35 years
  1550 Heil Quaker .........................           1,651           1975       04/09/87       35 years
  1600 Corporate Place .....................             517           1975       05/07/87       35 years
  Air Park Cove and 4013 Premier ...........             930        1965-78       07/02/87       35 years
  Hennessey Warehouse ......................             514           1975       06/28/87       35 years
  Chicago 14 ...............................           5,862        1963-81       12/30/86       35 years
  Lombard I ................................           1,818           1986       05/27/88       35 years
  Birmingham I and II ......................             580        1980-85       12/21/89       35 years
  Olive Branch I and II ....................           1,733           1990       06/29/90       35 years
  Northgate/International, Valwood 20 and
    Centreport 17 ..........................           2,596        1986-87       06/29/88       35 years
  Great Southwest 110 ......................             754        1972-73       09/29/88       35 years
  Wildwood/Pioneer .........................           1,294           1970       04/03/89       35 years
  Baxter and Port Distribution .............             978        1986-90       12/21/89       35 years
  Delp Distribution ........................             963           1981       06/29/90       35 years
Industrial/Flex Buildings:
  Phoenix Nine .............................           2,512        1964-84       10/15/86       35 years
  Cypress, B Chatsworth, and Moorpark, CA ..           3,078        1985-86       10/20/87       35 years
  Nancy Ridge ..............................              79           1983       12/29/87       35 years
  Willow Lake ..............................             954           1987       03/31/88       35 years
  Cypress A, Cypress C and Valencia ........           2,422        1985-86       10/07/87       35 years
  Progress I & II Centers and 8215 Building            1,658        1985-86       12/09/87       35 years
  Dallas Nine ..............................           4,562        1979-84       06/30/86       35 years
Building and Retail Shopping Centers:
  San Carlos ...............................           1,550           1970       06/08/86       35 years
  Live Oak Parkway .........................             513        1987-88       07/08/88       35 years
  Marietta Trade Center ....................           4,291        1987-88       09/30/88       35 years
  Seatac and Meridian Village ..............           3,959        1977-79       09/30/87       35 years
Retail Restaurant Building:
  Park Ten Center ..........................             263        1987-88       06/23/88       35 years
Other ......................................              88           1991           1991       17 mos
                                                   ---------
        Total ..............................       $  52,905
                                                   ---------
                                                   ---------



     Reconciliations of cost and accumulated depreciation for the years ended December 31, 1995, 1994, 1993 are as follows:

                                                       1995                          1994                          1993
                                             --------------------------    --------------------------    --------------------------
                                                           ACCUMULATED                   ACCUMULATED                   ACCUMULATED
                                                COST       DEPRECIATION       COST       DEPRECIATION       COST       DEPRECIATION
                                             ----------    ------------    ----------    ------------    ----------    ------------
Balance at beginning of year  . . . . .      $  276,345     $   50,126     $  298,304     $   48,812     $  323,029     $   45,468
Additions during period:
  Capital improvements  . . . . . . . .           3,112             --          3,027             --          1,780             --
  Acquisition of property . . . . . . .           6,709(4)          --             --             --             --             --
  Transfer of an option to purchase
     property . . . . . . . . . . . . .              --             --            166(6)          --             --             --
  Depreciation  . . . . . . . . . . . .              --          7,577             --          8,285             --          8,968
Net realizable value write-downs  . . .          (1,140)            --         (9,001)            --         (6,496)            --
Deletions . . . . . . . . . . . . . . .          (2,444)        (2,444)        (2,252)        (2,252)        (1,961)        (1,961)
Reimbursement for tenant
  improvements  . . . . . . . . . . . .              --             --             --             --            (25)            --
Tenant improvement loan . . . . . . . .             (35)           (10)            --             --             --             --
Property dispositions . . . . . . . . .         (12,426)(5)     (2,344)       (13,899)(7)     (4,719)       (18,023)(8)     (3,663)
                                             ----------     ----------     ----------     ----------     ----------     ----------
Balance at end of year  . . . . . . . .      $  270,121     $   52,905     $  276,345     $   50,126     $  298,304     $   48,812
                                             ----------     ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------     ----------


----------
(1) Properties not specifically encumbered by a mortgage note are held subject to a promissory note secured by a first deed of trust in connection with the long term debt facilities with a bank and an insurance company. As of December 31, 1995, properties with a total net book value of $191,322 serve as collateral for the outstanding indebtedness under the facilities aggregating to $92,599.
(2) Represents the cumulative Provision for Decrease in Net Realizable Value at December 31, 1995, which is measured by the amount by which the carrying values of the properties exceeded their respective current estimated fair market value.
(3)  The aggregate cost for federal income tax purposes was approximately
     $317,104.
(4) Olive Branch II was purchased in November 1995. The acquisition was funded by a $6,700 bridge loan.
(5) Represents the property basis of Paradise Marketplace which was sold on July 20, 1995.
(6) Primarily represents the closing costs incurred in connection with the agreement to sell Lot 4 of the Park at Woodinville in 1997. The agreement was entered into on January 6, 1994.
(7) Represents the property basis of the following properties which were all sold in 1994: Cooper Center, Copper Center West, Cherry Hill and Greentree Place.
(8) Represents the property basis of the following properties which were disposed of in 1993: Mt. Prospect, 6393 and 6387 Nancy Ridge Drives, Lot 5 of the Park at Woodinville.