Form 10-Q
period 1997-03-31
MERIDIAN INDUSTRIAL TRUST INC
filed 1997-05-14
CIK 946637

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-14166

                         MERIDIAN INDUSTRIAL TRUST, INC.
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

       MARYLAND                              94-3224765
------------------------------           -------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

   455 MARKET STREET
   17TH FLOOR
   SAN FRANCISCO, CALIFORNIA                    94105
------------------------------           -------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:   (415) 281-3900
                                                 -------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----
Indicate the number of shares outstanding of the common and preferred stock, as of the latest practicable date:

  SHARES OF SERIES B CONVERTIBLE PREFERRED STOCK AS OF MAY 1, 1997:   2,272,727
  SHARES OF COMMON STOCK AS OF MAY 1, 1997                        :  13,597,214

-------------------------------------------------------------------------------
                       PART I:  FINANCIAL INFORMATION
-------------------------------------------------------------------------------

     ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 1996 Form 10-K and the quarterly report on Form 10-Q for the three months ended March 31, 1996 of the registrant (the "Company"). These condensed consolidated statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Company's management, all material adjustments of a normal, recurring nature considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


                     MERIDIAN INDUSTRIAL TRUST, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
               AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
              (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                             ASSETS

                                                       1997          1996
                                                    ----------     ----------
INVESTMENT IN REAL ESTATE:
Rental Properties Held for Investment               $  329,897     $  318,671
Less Accumulated Depreciation                           (5,992)        (4,217)
                                                    ----------     ----------
                                                       323,905        314,454
Rental Properties Held for Sale, Net of
Accumulated Depreciation of $239 and $148
 at March 31, 1997 and December 31, 1996,
 respectively                                            8,781          7,530
                                                    ----------     ----------
Total Investment in Real Estate                        332,686        321,984
OTHER ASSETS:
Cash and Cash Equivalents                                3,226          2,942
Restricted Cash and Cash Held In Escrow                  1,971          2,314
Accounts Receivable, Net of Reserves of $425
 and $571 at March 31, 1997 and December 31,
 1996, respectively                                      1,272          1,659
Capitalized Loan Fees, Lease Commissions and
 Other Assets, Net                                       5,929          4,164
                                                    ----------     ----------
TOTAL ASSETS                                         $ 345,084     $  333,063
                                                    ----------     ----------
                                                    ----------     ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage Loan                                        $  66,094      $  66,094
Unsecured Credit Facility                               23,500         11,500
Accrued Dividends Payable                                4,648          4,648
Accounts Payable, Prepaid Rent and Other
 Liabilities                                             6,085          7,308
                                                    ----------     ----------
TOTAL LIABILITIES                                      100,327         89,550
                                                    ----------     ----------
Minority Interest in Consolidated Limited
 Partnerships                                            1,130              -
                                                    ----------     ----------

STOCKHOLDERS' EQUITY:

Authorized Shares -- 175,000,000 shares of
  Common Stock and 25,000,000 shares of Preferred
  Stock authorized, each with par value of $0.001;
  13,596,370 and 13,595,563 shares of Common Stock
  issued and outstanding at March 31, 1997 and
  December 31, 1996, respectively; and 2,272,727
  shares of Series B Preferred Stock issued and
  outstanding at March 31, 1997 and December 31,
  1996 with a liquidation preference of $35,000             16             16
Paid-in Capital                                        243,659        243,683
Distributions in Excess of Income                          (48)          (186)

                                                    ----------     -----------
TOTAL STOCKHOLDERS' EQUITY                             243,627         243,513
                                                    ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 345,084       $ 333,063
                                                    ----------     -----------
                                                    ----------     -----------

           The accompanying notes are an integral part of these statements

                      MERIDIAN INDUSTRIAL TRUST, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                     1997               1996
                                                  ---------           --------
REVENUES:
Rentals from Real Estate Investments              $  11,695           $  3,468
Interest and Other Income                               157                156
                                                  ---------           --------
TOTAL REVENUES                                       11,852              3,624
                                                  ---------           --------

EXPENSES:
Interest Expense                                      1,624                858
Property Taxes                                        1,629                549
Property Operating Costs                              1,086                170
General and Administrative                            1,152                605
Depreciation and Amortization                         2,004                506
                                                  ---------           --------
TOTAL EXPENSES                                        7,495              2,688
                                                  ---------           --------
Income Before Gain on Sale of Properties
  and Extraordinary Item                              4,357                936
Gain on Sale of Properties                              428                 --
                                                  ---------           --------
Income Before Extraordinary Item                      4,785                936
Extraordinary Item -- Expenses Incurred in
  Connection with Debt Retirements                       --               (375)
                                                  ---------           --------
NET INCOME                                         $  4,785             $  561
                                                  ---------           --------
                                                  ---------           --------
Net income                                         $  4,785             $  561
Less: Preferred Dividends Declared                     (705)              (296)
                                                  ---------           --------
NET INCOME ALLOCABLE TO COMMON                     $  4,080             $  265
                                                  ---------           --------
                                                  ---------           --------
NET INCOME PER WEIGHTED AVERAGE
  COMMON SHARE:
Income Per Common Share Before
  Extraordinary Item                                $  0.29            $  0.19
Extraordinary Item                                       --              (0.11)
                                                  ---------           --------
NET INCOME ALLOCABLE TO COMMON PER
  WEIGHTED AVERAGE COMMON SHARE
  OUTSTANDING                                      $   0.29            $  0.08
                                                  ---------           --------
                                                  ---------           --------

          The accompanying notes are an integral part of these statements

                      MERIDIAN INDUSTRIAL TRUST, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                        (UNAUDITED, IN THOUSANDS)

                                                            1997       1996
                                                         ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $  4,785    $   561
 Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
  Depreciation and Amortization                             2,004        506
  Amortization of Financing Costs                             117         48
  Straight Line Rent                                         (402)       (78)
  Gain on Sale of Properties                                 (428)        --
  Extraordinary Item -- Expenses Incurred in Connection
   with Debt Retirements                                       --        375
  (Increase) Decrease in Accounts Receivable and
   Other Assets                                              (820)       101
  Net Decrease in Accounts Payable, Due to Affiliates,
    Prepaid Rent, and Other Liabilities                    (1,424)    (1,624)
                                                         ---------   --------
Net Cash Provided by (Used in) Operating Activities         3,832       (111)
                                                         ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Contributed by Merged Trusts                             --     11,892
 Net Proceeds from Property Sales                           3,227         --
 Decrease (Increase) in Restricted Cash/Cash Held
  In Escrow                                                   344         (5)
 Net Cash Paid in Connection with Asset Purchase               --      (3,257)
 Redemption of Series A Preferred Stock and Accrued
  Dividends Payable                                            --         (83)
 Investment In Real Estate                                (14,230)     (9,227)
 Recurring Building Improvements                              (54)         (3)
 Recurring Tenant Improvements                               (169)        (36)
 Recurring Leasing Commissions                               (447)       (279)
 Maturity of Marketable Security                               --       2,607
 Receipt of Note Receivable                                   503          --
 Purchase of Other Assets                                     (30)       (185)
                                                         ---------   ---------
Net Cash Provided by (Used in) Investing Activities       (10,856)      1,424
                                                         ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of Capitalized Loan Fees                             (4)       (380)
 Retirement of Debt and Advances from Affiliates               --     (61,054)
 Borrowings on Unsecured Credit Facility                   15,500      31,900
 Repayment of Borrowings on Unsecured Credit Facility      (3,500)         --
 Distributions Paid to Stockholders                        (4,648)         --
 Offering Costs                                               (40)     34,954
                                                         ---------   ---------
Net Cash Provided by Financing Activities                   7,308       5,420
                                                         ---------   ---------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                    284       6,733
 Cash and Cash Equivalents -- Beginning of Period           2,942         475
                                                         ---------   ---------
 CASH AND CASH EQUIVALENTS -- END OF PERIOD              $  3,226    $  7,208
                                                         ---------   ---------
                                                         ---------   ---------

         The accompanying notes are an integral part of these statements

                   MERIDIAN INDUSTRIAL TRUST, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF MARCH 31, 1997
    (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PROPERTY DATA)

1.   ORGANIZATION.

     Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At March 31, 1997, the Company's principal asset was its portfolio of fifty nine warehouse/distribution properties, eighteen light industrial properties and three retail properties. In addition, at March 31, 1997, the Company has six build-to-suit properties under construction.

     On February 23, 1996, the Company merged with Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co. and Meridian Point Realty Trust VII Co. ("Trust IV," "Trust VI" and "Trust VII," respectively, and collectively referred to as the "Merged Trusts"), with the Company as the surviving entity (that transaction is referred to below as the "Merger"). In addition, concurrent with the Merger, the Company acquired certain properties that were subject to certain mortgage notes and other liabilities, from Meridian Point Realty Trust '83 ("Trust 83") (that transaction is referred to below as the "Asset Purchase").

     Prior to February 23, 1996, the Company had no operations other than receiving interest on its investments and paying general and administrative expenses.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1996 Form 10-K and quarterly report on Form 10-Q for the three months ended March 31, 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     (a) BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements include the results of the Company, its wholly-owned subsidiaries and its majority-owned and controlled partnerships. All intercompany transactions have been eliminated.

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

     (d) NET INCOME PER SHARE. Net income per share is calculated by dividing net income, after deduction of preferred stock dividends declared, by the weighted average number of shares of the Company's common stock ("Common Stock") outstanding during the period. The weighted average number of shares Common Stock outstanding was 14,076,591 and 3,452,606 for the three months ended March 31, 1997 and 1996, respectively. These share numbers take into account the dilutive effects of stock options granted by the Company to its directors and officers pursuant to its stock plan, warrants issued in connection with the Merger and shares to be issued pursuant to a stock option agreement with one of its stockholders, aggregating to 480,221 and 32,479 additional shares of Common Stock for the three months ended March 31, 1997 and 1996, respectively.

     During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by the weighted average number of shares of Common Stock outstanding, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the three months ended March 31, 1997 and 1996, the Company's basic earnings per share would have been $0.30 and $0.08 per share, respectively, and its fully diluted earnings per share would have been $0.29 and $0.08 per share respectively.

     (e) CONSTRUCTION IN PROGRESS. Costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes, insurance and other holding costs are capitalized until the property is placed in service. During the three months ended March 31, 1997, interest expense totaling $211 was capitalized for properties under construction.

     (f) INVESTMENT IN REAL ESTATE. Investments in Real Estate are depreciated over 35 years using the straight-line method. Expenditures for maintenance, repairs and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Tenant improvements are capitalized and amortized under the straight-line method over the term of the related lease.

3.   DEBT FACILITIES.

     The Company acquired a fixed rate facility (the "Mortgage Loan") in connection with the Merger. The Mortgage Loan bears interest at the annual rate of 8.63%, requires interest only payments until its maturity in 2005 and is secured by a pool of the Company's properties having a net book value of $127,125 as of March 31, 1997.

     Concurrent with the Merger, the Company entered into the Unsecured Credit Facility. The Unsecured Credit Facility bore interest at LIBOR plus 1.7%, was scheduled to mature in February 1998, and provided for a maximum borrowing amount of $75,000.

     Subsequent to March 31, 1997, the Unsecured Credit Facility was amended and restated. The amended and restated Unsecured Credit Facility provides for: (i) an increase of the borrowing limit from $75,000 to $150,000, (ii) a decrease in the interest rate spread over LIBOR from 1.7% to 1.4% and (iii) an extension of the maturity date to April 3, 2000, from February 26, 1998. In addition, the agreement provides that the interest rate spread will be lowered to 1.2% over LIBOR upon the Company obtaining an investment-grade credit rating.

4.   PROPERTY ACQUISITIONS AND DEVELOPMENTS.

     During the three months ended March 31, 1997, the Company purchased land in California for the development of two facilities that are expected to have an aggregate square footage of 771,753. The facilities have target completion dates of August 1997 and December 1997. The aggregate cost for the design and construction of the two facilities is estimated to be approximately $28,576. As of March 31, 1997, the Company had incurred total project costs of $8,445 relating to these two projects. The Company funded a portion of these costs with cash on-hand and anticipates funding a majority of the remaining costs with borrowings under its Unsecured Credit Facility

     On February 11, 1997, the Company, through limited partnerships in which it has a 50% interest, entered into agreements to develop two warehouse/distribution facilities containing 129,600 and 117,600 square feet, respectively. Both properties are located in Allen, Texas and have a target completion date of August 1997. The development and lease-up costs for the two facilities are estimated to total $7,800. The Company has contributed $1,130 to the partnerships; these contributions will be used to fund the initial development costs. The other limited partners initially contributed the land to the partnerships valued at $1,130.

     For the three months ended March 31, 1997, the Company incurred total project costs of $3,163 relating to build-to-suit facilities that it owns in Minnesota and Georgia. The facility located in Minnesota was placed in service in March 1997. The Company funded a portion of the construction costs for these projects with cash on-hand and anticipates funding a majority of the remaining costs with borrowings under its Unsecured Credit Facility.

     On December 20, 1996, the Company, through a limited partnership in which it has an 86% interest, purchased a 19.15 acre property located in Orlando, Florida. The property is being improved with a 242,160 square foot build-to-suit facility with a target completion date of September 1997. The cost for acquisition of the property and design and construction of the facility is estimated to total $8,917. As of March 31, 1997, this partnership had incurred total project costs of $4,897, of which $2,407 was incurred in 1997.

     Subsequent to March 31, 1997, the Company purchased four properties located in California, Indiana and Wisconsin with an aggregate square footage of 892,703. The purchase prices totaled $29,745 and were financed by draws on the Unsecured Credit Facility and assumption of a mortgage note totaling $5,724. That note requires monthly principal and interest payments of $55.

5.   PROPERTY DISPOSITIONS.

     On January 10, 1997, the Company sold the Birmingham 1 and 2 properites located in Birmingham, Alabama for an aggregate sales price of $3,400. After closing costs and pro-rated items which totaled $173, the Company received net proceeds totaling $3,227.

     As of March 31, 1997, the Company has entered into contracts for sale of the Wildwood, Phoenix N. 23rd and Golden Cove Shopping Center properties.
The net book value of these rental properties held for sale was $8,781 at March 31, 1997.

6.   SHELF REGISTRATION.

     The Company has filed a universal shelf registration statement with the Securities and Exchange Commission covering Common Stock, the Company's preferred stock ("Preferred Stock"), warrants and debt securities, that have an aggregate maximum offering price of up to $600 million and may be offered by the Company from time to time in one or more transactions. The Company expects to use the proceeds of any offering under its universal shelf registration statement for the acquisition and development of modern industrial properties as well as the repayment of debt, although there can be no assurance that the Company will offer any of the securities that are registered under this registration statement.

7.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION.

     The following table reflects supplemental disclosure of cash flow transactions for the three months ended March 31, 1997 and 1996.

                                                              1997       1996
                                                            --------   -------
   Cash Paid For Interest Expense                           $  1,692   $    196

   Merger Transaction:
     Acquisition Cost Allocated to Investment in
     Real Estate                                                  --     203,489
     Restricted Cash                                              --       5,551
     Receivables, Net                                             --       2,889
     Note Receivable from Affiliate                               --         720
     Capitalized Loan Fees                                        --         992
     Cancellation of Redeemable Series A Preferred Stock          --         960
     Mortgage Loan Assumed                                        --     (66,094)
     Other Long-Term Debts Assumed                                --     (43,191)
     Accounts Payable Assumed                                     --      (2,869)
     Shares of Common Stock Issued, at Par Value                  --          (8)
     Paid-in Capital                                              --    (109,842)
     Other Net Liabilities Assumed                                --      (4,489)

   Asset Purchase Transaction:
     Acquisition Cost Allocated to Investment in Real Estate      --      26,342
     Restricted Cash Applied to Debt Payment                      --         117
     Mortgage Notes Payable Assumed                               --     (16,334)
     Paid-in Capital of Common Shares Issued                      --      (6,392)
     Accrued Closing Costs and Pro-rated Items                    --        (476)


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.
               (DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE)

INTRODUCTION

     The Company is a self-administered and self-managed real estate investment trust engaged primarily in the business of owning, acquiring, managing, leasing and developing income-producing warehouse/distribution and light industrial properties. At March 31, 1997, the Company's principal asset was its portfolio of fifty nine warehouse/distribution properties, eighteen light industrial properties and three retail properties. In addition, at March 31, 1997, the Company has six build-to-suit properties under construction. As of March 31, 1997 and 1996, the Company's properties were 97% and 92% occupied, respectively.

     The following discussion should be read in conjunction with the Company's Form 10-K for 1996, quarterly report on Form 10-Q for the three months ended March 31, 1996, and the Condensed Consolidated Balance Sheets, Condensed Statements of Operations and Condensed Statements of Cash Flows and the notes thereto included in pages 2 through 8 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or
(ii) have the meanings ascribed to them in such financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company intends to finance property acquisitions, expansions and renovations using a combination of cash flow from operations and bank and debt financing, supplemented with private or public debt or equity placements. Where intermediate or long-term debt financing is employed, the Company will generally seek to obtain fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt.

SOURCES OF LIQUIDITY

     The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, (iii) borrowings under its Unsecured Credit Facility, (iv) proceeds from private or public equity or debt placements, and (v) proceeds from property dispositions. A summary of the Company's historical cash flows is as follows:


                                                THREE MONTHS     THREE MONTHS
                                                  ENDED             ENDED
                                                MARCH 31,1997    MARCH 31, 1996
                                                -------------    --------------

         Cash flows provided by (used in):
         Operating activities                       $  3,832          $  (111)
         Investing activities                        (10,856)           1,424
         Financing activities                          7,308            5,420

     In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations represents net income before extraordinary items, adjusted for depreciation on real property and amortization of tenant improvement costs and lease commissions, and gains from the sale of properties (if any). A reconciliation of the Company's income before gain on sale of properties and extraordinary item to Funds From Operations for the three month periods ended March 31, 1997 and 1996 is as follows:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                            1997       1996
                                                          -------     ------
Income Before Gain on Sale
 of Properties and Extraordinary Item                     $  4,357    $  936
Reconciling Item:
  Depreciation and Amortization
   relating to real estate operations                        1,986       503
                                                           -------    ------
Funds From Operations                                     $  6,343    $1,439
                                                           -------    ------
                                                           -------    ------

     As of March 31, 1997, the Company had $3,226 in unrestricted cash and cash equivalents.

     At March 31, 1997, the outstanding balance on the Mortgage Loan was $66,094. The Mortgage Loan bears interest at the annual rate of 8.63% and requires interest only payments until its maturity in 2005.

     During the three months ended March 31, 1997, the Company borrowed $15,500 under its Unsecured Credit Facility to fund property acquisitions and developments. Also, the Company repaid borrowings under the facility totaling $3,500. As of March 31, 1997, the Company had borrowings of $23,500 outstanding under the Unsecured Credit Facility.

     Subsequent to March 31, 1997, the Unsecured Credit Facility was amended and restated. The amended and restated Unsecured Credit Facility provides for: (i) an increase of the borrowing limit from $75,000 to $150,000, (ii) a decrease in the interest rate spread over LIBOR from 1.7% to 1.4% and (iii) an extension of the maturity date to April 3, 2000, from February 26, 1998. In addition, the agreement provides that the interest rate spread will be lowered to 1.2% over LIBOR upon the Company obtaining an investment-grade credit rating.

     On April 28, 1997, the Company assumed a mortgage note totaling $5,724 in connection with the acquisition of a property located in California. The loan has monthly principal and interest payments of $55. The Company assumed the mortgage loan in order to avoid penalty charges on early payment of the loan. The Company intends to repay the loan in the third quarter of 1997.

     In addition, the Company may incur indebtedness in the future that bears interest at a variable rate or may be required to refinance its debt at higher rates. Increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay distributions to stockholders.

   The Company has filed a universal shelf registration statement with the Securities and Exchange Commission covering Common Stock, Preferred Stock, warrants and debt securities, that have an aggregate maximum offering price of up to $600 million and may be offered by the Company from time to time in one or more transactions. The Company expects to use the proceeds of any offering under its universal shelf registration statement for the acquisition and development of industrial properties as well as the repayment of debt, although there can be assurance that the Company will offer any of the securities that are registered under their registration statement.

     On January 10, 1997, the Company sold the Birmingham 1 and 2 properties located in Birmingham, Alabama for an aggregate sales price of $3,400. After closing costs and pro-rated items which totaled $173, the Company received net proceeds totaling $3,227.

     As of March 31, 1997, the Company has entered into contracts for sale of the Wildwood, Phoenix N. 23rd and Golden Cove Shopping Center properties.
The net book value of these rental properties held for sale was $8,781 at March 31, 1997. The net proceeds from these sales will be used to reduce the amount outstanding on the Unsecured Credit Facility.

USES OF LIQUIDITY

     The Company's principal applications of its cash resources are: (i) payment of operating costs including property expenses, property taxes, general and administrative expenses, and interest expense, (ii) payments for capital improvements and leasing costs, (iii) payment of distributions, (iv) principal paydowns on its debt, and (v) funding of property acquisitions and developments.

     The Company anticipates during 1997 that it will have sufficient Funds From Operations and cash flows to fund: (i) its operating needs, (ii) capital improvements on the properties, and (iii) the proposed distributions to its common and preferred stockholders. Planned capital improvements on the Company's properties consists of tenant improvements and other expenditures necessary to lease and maintain the properties.

     During the three months ended March 31, 1997, the Company declared dividends to holders of its Common Stock and Series B Preferred Stock in the aggregate amounts of $3,943 and $705, respectively, or $0.29 and $0.31 per share, respectively.

     During the three months ended March 31, 1997, the Company purchased land in California for the development of two facilities that are expected to have an aggregate square footage of 771,753. The facilities have target completion dates of August 1997 and December 1997. The aggregate cost for the design and construction of the two facilities is estimated to be $28,576. As of March 31, 1997, the Company had incurred total project costs of $8,445 relating to these two projects. The Company funded a portion of these costs with cash on-hand and anticipates funding a majority of the remaining costs with borrowings under its Unsecured Credit Facility

     On February 11, 1997, the Company, through limited partnerships in which it has a 50% interest, entered into agreements to develop two warehouse/distribution facilities containing 129,600 and 117,600 square feet, respectively. Both properties are located in Allen, Texas and have a target completion date of August 1997. The development and lease-up costs for the two facilities are estimated to total $7,800. The Company has contributed $1,130 to the partnerships; these contributions will be used to fund the initial development costs. The other limited partners initially contributed the land to the partnerships valued at $1,130.

     For the three months ended March 31, 1997, the Company incurred total project costs of $3,163 relating to build-to-suit facilities that it owns in Minnesota and Georgia. The facility located in Minnesota was placed in service in March 1997. The Company funded a portion of the construction costs for these projects with cash on-hand and anticipates funding a majority of the remaining costs with borrowings under its Unsecured Credit Facility.

     On December 20, 1996, the Company, through a limited partnership in which it has an 86% interest, purchased a 19.15 acre property located in Orlando, Florida. The property is being improved with a 242,160 square foot build-to-suit facility with a target completion date of September 1997. The cost for acquisition of the property and design and construction of the facility is estimated to total $8,917. As of March 31, 1997, this partnership had incurred total project costs of $4,897, of which $2,407 was incurred in 1997.

     Subsequent to March 31, 1997, the Company purchased four properties located in California, Indiana and Wisconsin with an aggregate square footage of 892,703. The purchase prices totaled $29,745 and were financed by borrowings on the Unsecured Credit Facility and assumption of a mortgage note totaling $5,724.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Company was incorporated on May 18, 1995. The Merger and Asset Purchase were consummated on February 23, 1996. Prior to the Merger and Asset Purchase, the Company had no operating activities other than receiving interest on its investments, and paying general and administrative expenses. In comparison to the operating activities of the Company for 1997 which reflects three full months of operations from January 1, 1997 to March 31, 1997, the historical results of operations for the three months ended March 31, 1996 reflect the operating activities of the Company from February 23, 1996 to March 31, 1996 (the difference between these two time periods are referred to as "Short Period Differences").

     Rentals from Real Estate Investments for the three months ended March 31, 1997 and 1996 totaled $11,695 and $3,468, respectively. The increase of $8,227 was primarily due to: (i) the Short Period Differences, (ii) properties acquired during 1996 ("Property Acquisitions") which increased rental revenues by $2,601, and (ii) the rental revenues generated by the build-to-suit properties placed in service during 1996 and 1997 ("Completed Build-to-Suits") totaling $861. These increases were partially offset by properties disposed of during 1996 ("Property Dispositions") which reduced rental revenues by $566.

     Compared to the same period in 1996, Interest Expense increased by $766 to $1,624 during the three months ended March 31, 1997. The increase was primarily due to the Short Period Differences.

     Property Taxes increased by $1,080 to $1,629 during the three months ended March 31, 1997 compared to the same period in 1996. The increase was primarily due to: (i) the Short Period Differences, (ii) the property taxes attributable to the Property Acquisitions totaling $285, and (iii) the property taxes for the Completed Build-to-Suits amounting to $166.

     Property Operating Costs increased by $916 to $1,086 during the three months ended March 31, 1997 compared to the same period in 1996. The increase was primarily due to: (i) the Short Period Differences and (ii) the operating costs attributable to the Property Acquisitions totaling $131.

     General and Administrative expenses totaled $1,152 and $605 for the three months ended March 31, 1997 and 1996, respectively. The increase of $547 is primarily due to the Short Period Differences.

     Depreciation and Amortization expense increased by $1,498 to $2,004 during the three months ended March 31, 1997 compared to the same period in 1996. The increase was primarily due to: (i) the Short Period Differences,
(ii) the depreciation costs attributable to the Property Acquisitions totaling $518, and (iii) the depreciation for the Completed Build-to-Suits amounting to $215.

     The Gain on Sale of Properties totaling $428 for the three months ended March 31, 1997 is attributable to the disposition of the Birmingham I and II properties.

-------------------------------------------------------------------------------
                       PART II:  OTHER INFORMATION
-------------------------------------------------------------------------------

     ITEM 1.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings which the Company or any partnership in which the Company has an interest is a party or to which any of the assets of the Company or any such partnership is subject.

     ITEM 2.   CHANGES IN SECURITIES.

     A provision in the Company's Amended and Restated Employee and Director Incentive Stock Plan allows directors to elect to receive all or a portion of their annual director fees in Company Common Stock rather than in cash. Pursuant to this provision, the Company on January 2, 1997, issued 907 shares of its Common Stock to directors who so elected. There shares were valued at $20.875 per share for purposes of this issuance. The Company issued these shares in reliance on a exemption from registration under section 4(2) of the Securities Act of 1933.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


     ITEM 5.   OTHER INFORMATION.

     None.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits:

     NO.                 DESCRIPTION
    ----                -------------
     10.1     Employment letter signed by Gregory D. Skirving dated January 9,
              1997.

     27.1     Financial Data Schedule.

     (b) Reports on Form 8-K: No Form 8-K reports were filed during the quarter ended March 31, 1997

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MERIDIAN INDUSTRIAL TRUST, INC.


Dated:  May 14, 1997             By:  /s/ Allen J. Anderson
                                 ------------------------------------
                                    Allen J. Anderson
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

Dated:  May 14, 1997             By:  /s/ Milton K. Reeder
                                 ------------------------------------
                                    Milton K. Reeder
                                    President and Chief Financial Officer
                                    (Principal Financial Officer)


                      MERIDIAN INDUSTRIAL TRUST, INC.
                            INDEX TO EXHIBITS




Exhibit Number
(corresponding to the                                                                             Sequentially
Exhibit Table of Item                                                                               Numbered
601 of Regulation S-K)               Description                                                      Page
----------------------               -----------                                                      ----
         10.1            Employment letter signed by Gregory D. Skirving dated January 9, 1997.

         27.1            Financial Data Schedule.
