Form 10-Q
period 1997-06-30
MERIDIAN INDUSTRIAL TRUST INC
filed 1997-08-13
CIK 946637

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1997

                                      OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-14166

                        MERIDIAN INDUSTRIAL TRUST, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       MARYLAND                                    94-3224765
---------------------------------       ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

   455 MARKET STREET
   17TH FLOOR
   SAN FRANCISCO, CALIFORNIA                         94105

----------------------------------------   -----------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (415) 281-3900
                                                   ---------------------

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

SHARES OF SERIES B CONVERTIBLE PREFERRED STOCK AS OF AUGUST 1, 1997: 2,272,727
SHARES OF COMMON STOCK AS OF AUGUST 1, 1997                        :13,610,255

-------------------------------------------------------------------------------
                        PART I:  FINANCIAL INFORMATION
-------------------------------------------------------------------------------

            ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 1996 Form 10-K and the quarterly report on Form 10-Q for the three months ended March 31, 1997 of Meridian Industrial Trust, Inc. (the "Company"). These condensed consolidated statements have been prepared in accordance with the instructions of the Securities and Exchange Commission to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Company's management, all adjustments (consisting only of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                        MERIDIAN INDUSTRIAL TRUST, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                                                       1997           1996
                                                                                    ----------     ----------
     INVESTMENT IN REAL ESTATE:
     Rental Properties Held for Investment                                         $  390,200     $  318,671
     Less: Accumulated Depreciation                                                    (8,030)        (4,217)
                                                                                    ----------     ----------
                                                                                      382,170        314,454
     Rental Properties Held for Sale, Net of Accumulated Depreciation  of
       $148 at December 31, 1996                                                         --            7,530
                                                                                    ----------     ----------
     Total Investment in Real Estate                                                  382,170        321,984
     OTHER ASSETS:
     Cash and Cash Equivalents                                                          2,095          2,942
     Restricted Cash and Cash Held In Escrow                                            1,998          2,314
     Accounts Receivable, Net of Reserves of $420 and $571 at June 30, 1997
       and December 31, 1996, respectively                                                830          1,659
     Capitalized Loan Fees, Lease Commissions and Other Assets, Net                    11,943          4,164
                                                                                    ----------     ----------
     TOTAL ASSETS                                                                  $  399,036     $  333,063
                                                                                    ----------     ----------
                                                                                    ----------     ----------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES:
     Mortgage Loan                                                                 $   66,094     $   66,094
     Unsecured Credit Facility                                                         60,500         11,500
     Mortgage Notes Payable, Net                                                       16,414             --
     Accrued Dividends Payable                                                          4,650          4,648
     Accounts Payable, Prepaid Rent and Other Liabilities                               8,269          7,308
                                                                                    ----------     ----------
     TOTAL LIABILITIES                                                                155,927         89,550
                                                                                    ----------     ----------
     Minority Interest in Consolidated Limited Partnerships                             1,130             --
                                                                                    ----------     ----------
     STOCKHOLDERS' EQUITY:
     Authorized Shares - 175,000,000 shares of Common Stock and 25,000,000 shares of Preferred Stock authorized, each with par value of $0.001;
       13,603,676 and 13,595,563 shares of Common Stock issued and outstanding at
       June 30, 1997 and December 31, 1996, respectively; and 2,272,727 shares of Series B Preferred Stock with a liquidation preference of $35,000
       issued and outstanding at June 30, 1997 and December 31, 1996                       16             16
     Paid-in Capital                                                                  243,770        243,683
     Distributions in Excess of Income                                                 (1,807)          (186)
                                                                                    ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY                                                       241,979        243,513
                                                                                    ----------     ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  399,036     $  333,063
                                                                                    ----------     ----------
                                                                                    ----------     ----------

        The accompanying notes are an integral part of these statements

                        MERIDIAN INDUSTRIAL TRUST, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                    1997           1996          1997            1996
                                                 ---------       --------      ---------        -------
REVENUES:
Rentals from Real Estate Investments             $  12,870       $  9,904      $  24,564        $13,372
Interest and Other Income                              147            228            304            384
                                                 ---------       --------      ---------        -------
TOTAL REVENUES                                      13,017         10,132         24,868         13,756
                                                 ---------       --------      ---------        -------
EXPENSES:
Interest Expense                                     2,160          1,679          3,784          2,537
Property Taxes                                       1,764          1,347          3,393          1,896
Property Operating Costs                               956          1,144          2,042          1,314
General and Administrative                           1,350          1,183          2,501          1,788
Depreciation and Amortization                        2,211          1,337          4,216          1,843
                                                 ---------       --------      ---------        -------
TOTAL EXPENSES                                       8,441          6,690         15,936          9,378
                                                 ---------       --------      ---------        -------
Income Before Gain (Loss) on Sale of Properties
  and Extraordinary Item                             4,576          3,442          8,932          4,378
Gain (Loss) on Sale of Properties, Net               (877)              7          (448)              7
                                                 ---------       --------      ---------        -------
Income Before Extraordinary Item                     3,699          3,449          8,484          4,385
Extraordinary Item - Expenses Incurred in
  Connection with Debt Restructuring
  and Retirements                                     (808)           (36)          (808)          (411)
                                                 ---------       --------      ---------        -------
NET INCOME                                        $  2,891       $  3,413       $  7,676       $  3,974
                                                 ---------       --------      ---------        -------
                                                 ---------       --------      ---------        -------
Net Income                                        $  2,891       $  3,413       $  7,676       $  3,974
Less: Preferred Dividends Declared                    (705)          (705)        (1,409)        (1,000)
                                                 ---------       --------      ---------        -------
NET INCOME ALLOCABLE TO COMMON SHARES             $  2,186       $  2,708       $  6,267       $  2,974
                                                 ---------       --------      ---------        -------
                                                 ---------       --------      ---------        -------
NET INCOME ALLOCABLE TO COMMON PER WEIGHTED
  AVERAGE COMMON SHARE OUTSTANDING                $   0.16       $   0.28       $   0.44       $   0.44
                                                 ---------       --------      ---------        -------
                                                 ---------       --------      ---------        -------

        The accompanying notes are an integral part of these statement

                        MERIDIAN INDUSTRIAL TRUST, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)

                                                               1997           1996
                                                             --------       --------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                               $  7,676       $  3,974
      Adjustments to Reconcile Net Income to Cash
       Provided by
        Operating Activities:
         Depreciation and Amortization                          4,216          1,817
         Amortization of Debt Premium                             (22)            --
         Amortization of Financing Costs                          176            212
         Straight Line Rent                                      (851)          (530)
         Loss (Gain) on Sale of Properties, Net                   448             (7)
         Extraordinary Item - Expenses Incurred in Connection
           with Debt Restructuring and Debt Retirements           808            411
           (Increase) Decrease in Accounts Receivable and
           Other Assets                                        (6,004)           888
         Net Decrease in Accounts Payable, Due to Affiliates,
            Prepaid Rent, and Other Liabilities                   (75)        (1,952)
                                                             --------       --------
    Net Cash Provided by Operating Activities                   6,372          4,813
                                                             --------       --------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash Contributed by Merged Trusts                            --         11,892
      Net Proceeds from Property Sales                         11,195          3,889
      Decrease (Increase) in Restricted Cash/Cash Held
        In Escrow                                                 317            (29)
      Net Cash Paid in Connection with Asset Purchase              --         (3,257)
      Redemption of Series A Preferred Stock and Accrued
        Dividends Payable                                          --            (83)
      Investment In Real Estate                               (57,148)       (22,171)
      Recurring Building Improvements                            (228)          (204)
      Recurring Tenant Improvements                              (637)          (294)
      Recurring Leasing Commissions                              (735)          (477)
      Maturity of Marketable Security                              --          2,607
      Receipt of Note Receivable                                  503             --
      Purchase of Other Assets                                    (94)          (203)
                                                             --------       --------
    Net Cash Used in Investing Activities                     (46,827)        (8,330)
                                                             --------       --------
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of Capitalized Loan Fees                          (121)          (455)
      Principal Payment on Mortgage Notes                         (24)            --
      Retirement of Debt and Advances from Affiliates              --        (60,158)
      Payoff of Short-Term Loan Payable                            --         (2,351)
      Borrowings on Unsecured Credit Facility                  53,500         40,900
      Repayment of Borrowings on Unsecured Credit
      Facility                                                 (4,500)       (29,000)
      Distributions Paid to Stockholders                       (9,295)        (1,278)
      Net Proceeds from issuance of Common and Preferred
        Stock, Warrant Conversion and Stock Options                48         58,022
                                                             --------       --------
    Net Cash Provided by Financing Activities                  39,608          5,680
                                                             --------       --------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (847)         2,163
    Cash and Cash Equivalents -- Beginning of Period            2,942            475
                                                             --------       --------
    CASH AND CASH EQUIVALENTS -- END OF PERIOD               $  2,095       $  2,638
                                                             --------       --------
                                                             --------       --------


        The accompanying notes are an integral part of these statements

                        MERIDIAN INDUSTRIAL TRUST, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1997
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PROPERTY DATA)

1.   ORGANIZATION.

     Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At June 30, 1997, the Company's principal asset was its portfolio of sixty four warehouse/distribution properties, eighteen light industrial properties and two retail properties. In addition, at June 30, 1997, the Company had seven build-to-suit properties under construction.

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

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1996 Form 10-K and quarterly report on Form 10-Q for the three months ended March 31, 1997.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     (a) BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements include the results of the Company, its wholly-owned subsidiaries and its majority-owned and controlled partnerships. All intercompany transactions have been eliminated. In accordance with generally accepted accounting principles, the Company's investments in real estate through partnerships are consolidated as the Company exercises control over such investments.

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

     (d) NET INCOME PER SHARE. Net income per share is calculated by dividing net income, after deduction of preferred stock dividends declared, by the weighted average number of shares of the Company's common stock ("Common Stock") outstanding during the period. The weighted average number of shares Common Stock outstanding was 14,099,794 and 14,098,608 for the three and six months ended June 30, 1997, respectively. The weighted average number of shares Common Stock outstanding was 9,830,547 and 6,712,366 for the three and six months ended June 30, 1996, respectively.

     The weighted average number of shares takes into account the dilutive effects of stock options granted by the Company to its directors, officers and employees pursuant to its stock plan, warrants issued in connection with the Merger and shares to be issued pursuant to a stock option agreement with one of its stockholders, aggregating to 501,039 additional shares of Common Stock for the three and six months ended June 30, 1997. For the three and six months ended June 30, 1996, the dilutive effect of the stock options granted aggregated to 174,057 additional shares of Common Stock.

     During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share are computed as earnings divided by the weighted average number of shares of Common Stock outstanding, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the three months ended June 30, 1997 and 1996, the Company's basic earnings per share would have been $0.16 and $0.28 per share, respectively, and $0.46 and $0.45 per share for the six months ended June 30, 1997 and 1996, respectively. The Company's diluted earnings per share would have been $0.16 and $0.28 per share for the three months ended June 30, 1997 and 1996, respectively, and $0.44 and $0.44 for the six months ended June 30, 1997 and 1996, respectively.

     May 23, 1997, was the first day of the exercise period for the approximately 553,000 warrants ("Warrants") issued to former holders of Trust VI and Trust VII common stock in connection with the merger of those entities with the Company. Each Warrant entitles the holder to purchase one share of the Company's Common Stock at the exercise price of $16.23. The exercise period ends February 23, 1999. As of June 30, 1997 the Company has issued 1,562 shares pursuant to exercises of the Warrants.

     (e) CONSTRUCTION IN PROGRESS. Costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes, insurance and other holding costs are capitalized until the property is placed in service. During the three and six months ended June 30, 1997, interest expenses totaling $473 and $684, respectively, were capitalized for properties under construction. For the three and six months ended June 30, 1996, interest expense totaling $46 was capitalized for properties under construction.

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

3.   MORTGAGE NOTES PAYABLE.

     The Company assumed a mortgage note with a principal balance of $5,724 in connection with the acquisition of a property located in Corona, California on April 29, 1997. The new loan has a maturity date of February 1, 1998 and calls for monthly principal and interest payments of $55 based on an interest rate of 10% per annum and a ten-year amortization schedule. As of June 30, 1997 this mortgage note had an outstanding balance of $5,702. Subsequent to June 30, 1997, the Company paid off the balance on this mortgage note.

     On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note bearing an interest rate different from the prevailing market rate at the date of acquisition. This interest rate differential was recorded as a premium. The new loan amounting to $10,429 has a maturity date of July 15, 1998 and provides for monthly principal and interest payments of $96 based on an interest rate of 9.89% per annum and a 30-year amortization schedule. The premium totaling $324 is amortized over the term of the note using the effective interest method. As of June 30, 1997, this mortgage note and debt premium had outstanding balances of $10,410 and $302, respectively.


4.   DEBT FACILITIES.

     The Company acquired a fixed rate facility (the "Mortgage Loan") in connection with the Merger. The Mortgage Loan has a principal balance of $66,094, bears interest at the annual rate of 8.63%, requires interest only payments until its maturity in 2005 and is secured by a pool of the Company's properties having a net book value of $122,252 as of June 30, 1997.

     Concurrent with the Merger, the Company entered into an unsecured credit facility (the "Unsecured Credit Facility"). The Unsecured Credit Facility bore interest at LIBOR plus 1.7%, was scheduled to mature in February 1998, and provided for a maximum borrowing amount of $75,000. On April 22, 1997, the Unsecured Credit Facility was amended and restated. The amended and restated Unsecured Credit Facility provides for: (i) an increase of the borrowing limit from $75,000 to $150,000, (ii) a decrease in the interest rate spread over LIBOR from 1.7% to 1.4% and (iii) an extension of the maturity date to April 3, 2000, from February 26, 1998. In addition, the agreement provides that the interest rate spread will be lowered to 1.2% over LIBOR upon the Company obtaining an investment-grade credit rating. The Company wrote off $808 in loan costs in connection with this restructuring.

5.   PROPERTY ACQUISITIONS AND DEVELOPMENTS.

     During the six months ended June 30, 1997, the Company purchased land in California for the development of two facilities that are expected to have an aggregate square footage of 771,753. The facilities have target completion dates of December 1997 and March 1998. The aggregate cost for the design and construction of the two facilities is estimated to be approximately $28,576. As of June 30, 1997, the Company had incurred total project costs of $11,002 relating to these two projects. The Company funded a portion of these costs with cash on-hand and anticipates funding a majority of the remaining costs with borrowings under its Unsecured Credit Facility

     During the six months ended June 30, 1997, the Company purchased six properties located in California, Texas and Wisconsin, with an aggregate square footage of 1,384,098. The total purchase price totaled $49,129. The Company funded a portion of these costs with cash on-hand and funded a majority of the remaining costs with borrowings under its Unsecured Credit Facility. In addition, the Company assumed mortgage notes totaling $16,153 and a corresponding premium totaling $324 on two properties located in California (see Note 3).

     On February 11, 1997, the Company, through limited partnerships in which it has a 50% interest, entered into agreements to develop two warehouse/distribution facilities containing 129,600 and 117,600 square feet, respectively. Both properties are located in Allen, Texas and have a target completion date of August 1997. The development and lease-up costs for these two facilities are estimated to total $7,800. The Company has contributed $1,130 to the partnerships; these contributions were used to fund the initial development costs. The other limited partners initially contributed the land to the partnerships valued at $1,130. As of June 30, 1997, the Company had incurred total project costs of $3,398 relating to these two projects. The Company funded a portion of these costs with cash on-hand and anticipates funding a majority of the remaining costs with borrowings under its Unsecured Credit Facility.

     For the six months ended June 30, 1997, the Company incurred total project costs of $5,177 relating to build-to-suit facilities that it owns in Minnesota and Georgia. The facility located in Minnesota was placed in service in March 1997. The Company funded a portion of the construction costs for these projects with cash on-hand and anticipates funding a majority of the remaining costs with borrowings under its Unsecured Credit Facility.

     On December 20, 1996, the Company, through a limited partnership in which it has an 86% interest, purchased a 19.15 acre property located in Orlando, Florida. The property is being improved with a 242,160 square foot build-to-suit facility with a target completion date of September 1997. The cost for acquisition of the property and design and construction of the facility is estimated to total $8,917. As of June 30, 1997, this partnership had incurred total project costs of $7,780, of which $5,292 was incurred in 1997.
Subsequent to June 30, 1997, the partnership purchased land in Tennessee for the development of a facility that is expected to have an aggregate square footage of 178,630. The aggregate cost for the design and construction of this facility is estimated to be approximately $7,282, with a target completion date of September 1998.

     Also subsequent to June 30, 1997, the Company purchased two properties located in California and New Jersey with an aggregate square footage of 291,370. The purchase prices totaled $13,456. The Company funded the costs with borrowings under its Unsecured Credit Facility.


6.   PROPERTY DISPOSITIONS.

     On January 10, 1997, the Company sold two properties located in Birmingham, Alabama for an aggregate sales price of $3,400. After closing costs and pro-rated items which totaled $173, the Company received net proceeds totaling $3,227.

     On May 15, 1997, the Company sold the Wildwood property located in Irving, Texas for an aggregate sales price of $4,555. After closing costs and pro-rated items which totaled $198, the Company received net proceeds totaling $4,357.

     On June 18, 1997, the Company sold the Golden Cove property located in Rancho Palos Verdes, California for an aggregate sales price of $3,000. After closing cost and pro-rated items which totaled $189, the Company received net proceeds totaling $2,811.

     On June 26, 1997, the Company sold the Phoenix North 23rd property located in Phoenix, Arizona for an aggregate sales price of $878. After closing cost and pro-rated items which totaled $78, the Company received net proceeds totaling $800.

7.   SHELF REGISTRATION.

     The Company has filed a universal shelf registration statement with the Securities and Exchange Commission covering Common Stock, the Company's preferred stock ("Preferred Stock"), warrants and debt securities having an aggregate offering price of up to $600 million which may be offered by the Company from time to time in one or more transactions. The Company expects to use the proceeds of any offering under its universal shelf registration statement for the acquisition and development of modern industrial properties as well as the repayment of debt. There can be no assurance that the Company will offer any of the securities that are registered under this registration statement.


8.          PORTFOLIO ACQUISITIONS.

     On May 29, 1997, the Company agreed to acquire from Ameritech Pension
Trust ("Ameritech") certain warehouse/distribution properties in a property-for-stock swap of 23 properties for 7,314,026 shares of Common Stock. The
Ameritech portfolio consists of 29 buildings comprising 4.1 million square feet including a participating loan secured by a seven building, 623,566 square foot project. The properties are located in six markets with the largest concentrations in Dallas, the Los Angeles Basin, Phoenix and Chicago.

     The Company has also agreed to acquire from The Prudential Insurance Company of America and related entities (collectively "Prudential") (i) a total of 57 industrial buildings comprising 5.23 million square feet for approximately $182,000 and (ii) approximately 179 acres of land intended for development of an additional 3.5 million square feet of industrial buildings for approximately $14,200. The properties and land are located in seven markets with the largest concentrations in the Los Angeles Basin and Florida. The Company will issue and sell 7,096,153 shares of restricted Common Stock to Prudential and three accounts managed by Prudential ("Prudential Purchasers") at a purchase price of $19.73 per share providing net proceeds of $140,000.
The Company intends to use the net proceeds of the stock sale to the Prudential Purchasers to partially fund the Prudential property acquisitions. If the Prudential Purchasers stock transaction (which is conditioned on certain approvals) does not close, the Company expects to fund the Prudential portfolio acquisition with debt financing or the issuance of additional equity.

     On June 19, 1997, the Company signed two letters of intent ("Agreements") to acquire 12 industrial properties comprising 1.8 million square feet from two separate accounts ("Portfolio A" and "Portfolio B") managed by Prudential Real Estate Investors. The properties to be acquired are located in Atlanta, Chicago, Columbus and Dallas. The Company has agreed to pay approximately $9,500 and issue 1,106,932 shares of Common Stock for Portfolio A and pay approximately $16,300 and issue 808,887 shares of Common Stock for Portfolio B. The total $25,800 cash portion of the purchase prices will be funded from borrowings on the Company's Unsecured Credit Facility.

9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION.

     The following table reflects supplemental disclosure of cash flow transactions for the six months ended June 30, 1997 and 1996.

                                                            1997           1996
                                                        --------       --------
  Cash Paid For Interest Expense                        $  4,023       $  1,652

  Merger Transaction:
    Acquisition Cost Allocated to Investment in Real Estate   --        203,489
    Restricted Cash                                           --          5,551
    Receivables, Net                                          --          2,889
    Note Receivable from Affiliate                            --            720
    Capitalized Loan Fees                                     --            992
    Cancellation of Redeemable Series A Preferred Stock       --            960
    Mortgage Loan Assumed                                     --       (66,094)
    Other Long-Term Debts Assumed                             --       (43,191)
    Accounts Payable Assumed                                  --        (2,869)
    Shares of Common Stock Issued, at Par Value               --            (8)
    Paid-in Capital                                           --      (109,842)
    Other Net Liabilities Assumed                             --        (4,489)

  Asset Purchase Transaction:
    Acquisition Cost Allocated to Investment in Real Estate   --         26,342
    Restricted Cash Applied to Debt Payment                   --            117
    Mortgage Notes Payable Assumed                            --       (16,334)
    Paid-in Capital of Common Shares Issued                   --        (6,392)
    Accrued Closing Costs and Pro-rated Items                 --          (476)

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.
               (DOLLARS IN THOUSANDS, UNLESS INDICATED OTHERWISE)

INTRODUCTION

     The Company is a self-administered and self-managed real estate investment trust engaged primarily in the business of owning, acquiring, managing, leasing and developing income-producing warehouse/distribution and light industrial properties. At June 30, 1997, the Company's principal asset was its portfolio of sixty four warehouse/distribution properties, eighteen light industrial properties and two retail properties. In addition, at June 30, 1997, the Company had seven build-to-suit properties under construction. As of June 30, 1997 and 1996, the Company's properties were 97% and 92% occupied, respectively.

     The following discussion should be read in conjunction with the Company's Form 10-K for 1996, the Company's quarterly report on Form 10-Q for the three months ended March 31, 1997, and the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and the notes thereto included in pages 2 through 10 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company intends to finance property acquisitions, expansions and renovations using a combination of cash flow from operations and debt financing, supplemented with private or public debt or equity placements.
Where intermediate or long-term debt financing is employed, the Company will generally seek to obtain fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt.


SOURCES OF LIQUIDITY

     The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, (iii) borrowings under its Unsecured Credit Facility, (iv) proceeds from private or public equity or debt placements, and
(v) proceeds from property dispositions. A summary of the Company's historical cash flows is as follows:

                                              SIX MONTHS        SIX MONTHS
                                                 ENDED            ENDED
                                             JUNE 30, 1997     JUNE 30, 1996
                                             -------------     -------------
   Cash flows provided by (used in):
   Operating activities                         $  6,372          $  4,813
   Investing activities                          (46,827)           (8,330)
   Financing activities                           39,608             5,680

     In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations represents net income before extraordinary items, adjusted for depreciation on real property and amortization of tenant improvement costs and lease commissions, and gains or losses from the sale of properties (if any). A reconciliation of the Company's income before gains or losses on sale of properties and extraordinary item to Funds From Operations for the six month periods ended June 30, 1997 and 1996 is as follows:

                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                        1997           1996
                                                      --------       --------
 Income Before Gain (Loss) on Sale
  of Properties and Extraordinary Item                $  8,932       $  4,378
 Reconciling Item:
  Depreciation and Amortization
    Relating to Real Estate Operations                   4,179          1,830
                                                      --------       --------
 Funds From Operations                               $  13,111       $  6,208
                                                      --------       --------
                                                      --------       --------

     As of June 30, 1997, the Company had $2,095 in unrestricted cash and cash equivalents.

     At June 30, 1997, the outstanding balance on the Mortgage Loan was $66,094. The Mortgage Loan bears interest at the annual rate of 8.63% and requires interest only payments until its maturity in 2005.

     During the six months ended June 30, 1997, the Company borrowed $53,500 under its Unsecured Credit Facility to fund property acquisitions and developments. Also, the Company repaid borrowings under the facility totaling $4,500. As of June 30, 1997, the Company had borrowings of $60,500 outstanding under the Unsecured Credit Facility.

     On April 22, 1997, the Unsecured Credit Facility was amended and restated. The amended and restated Unsecured Credit Facility provides for: (i) an increase of the borrowing limit from $75,000 to $150,000, (ii) a decrease in the interest rate spread over LIBOR from 1.7% to 1.4% and (iii) an extension of the maturity date to April 3, 2000, from February 26, 1998. In addition, the agreement provides that the interest rate spread will be lowered to 1.2% over LIBOR upon the Company obtaining an investment-grade credit rating.

     On April 29, 1997, the Company assumed a mortgage note totaling $5,724 in connection with the acquisition of a property located in Corona, California. The loan has monthly principal and interest payments of $55. The Company assumed the mortgage loan in order to avoid penalty charges on early payment of the loan. The Company paid off this mortgage note subsequent to June 30, 1997.

     On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note and a corresponding premium totaling $10,429 and $324, respectively, at acquisition. The loan has monthly principal and interest payments of $96 and matures on July 15, 1998.

     In addition, the Company may incur indebtedness in the future that bears interest at a variable rate or may be required to refinance its debt at higher rates. Increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay distributions to stockholders.

     The Company has filed a universal shelf registration statement with the Securities and Exchange Commission covering Common Stock, Preferred Stock, warrants and debt securities that have an aggregate offering price of up to $600 million and which may be offered by the Company from time to time in one or more transactions. The Company expects to use the proceeds of any offering under its universal shelf registration statement for the acquisition and development of industrial properties as well as the repayment of debt. There can be no assurance that the Company will offer any of the securities that are registered under this registration statement.

     On January 10, 1997, the Company sold two properties located in Birmingham, Alabama for an aggregate sales price of $3,400. After closing costs and pro-rated items which totaled $173, the Company received net proceeds totaling $3,227.

     On May 15, 1997, the Company sold the Wildwood property located in Irving, Texas for an aggregate sales price of $4,555. After closing costs and pro-rated items which totaled $198, the Company received net proceeds totaling $4,357.

     On June 18, 1997, the Company sold the Golden Cove property located in Rancho Palos Verdes, California for an aggregate sales price of $3,000. After closing cost and pro-rated items which totaled $189, the Company received net proceeds totaling $2,811.

     On June 26, 1997, the Company sold the Phoenix North 23rd property located in Phoenix, Arizona for an aggregate sales price of $878. After closing cost and pro-rated items which totaled $78, the Company received net proceeds totaling $800.


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

     The Company anticipates during 1997 that it will have sufficient Funds From Operations and cash flows to fund: (i) its operating needs, (ii) capital improvements on its properties, and (iii) the proposed distributions to its common and preferred stockholders. Planned capital improvements on the Company's properties consists of tenant improvements and other expenditures necessary to lease and maintain the properties.

     During the six months ended June 30, 1997, the Company declared dividends to holders of its Common Stock and Series B Preferred Stock in the aggregate amounts of $7,888 and $1,409, respectively, or $0.29 and $0.31 per share, respectively.

     During the six months ended June 30, 1997, the Company purchased land in California for the development of two facilities that are expected to have an aggregate square footage of 771,753. The facilities have target completion dates of December 1997 and March 1998. The aggregate cost for the design and construction of the two facilities is estimated to be approximately $28,576. As of June 30, 1997, the Company had incurred total project costs of $11,002 relating to these two projects. The Company funded a portion of these costs with cash on-hand and anticipates funding a majority of the remaining costs with borrowings under its Unsecured Credit Facility

     During the six months ended June 30, 1997, the Company purchased six properties located in California, Texas and Wisconsin, with an aggregate square footage of 1,384,098. The purchase prices totaled $49,129. The Company funded these costs with cash on-hand, assumption of two mortgage notes aggregating to $16,153, and borrowings under its Unsecured Credit Facility.

     On February 11, 1997, the Company, through limited partnerships in which it has a 50% interest, entered into agreements to develop two warehouse/distribution facilities containing 129,600 and 117,600 square feet, respectively. Both properties are located in Allen, Texas and have a target completion date of August 1997. The development and lease-up costs for the two facilities are estimated to total $7,800. The Company has contributed $1,130 to the partnerships; these contributions were used to fund the initial development costs. The other limited partners initially contributed the land to the partnerships valued at $1,130. As of June 30, 1997, the Company had incurred total project costs of $3,398 relating to these two projects. The Company funded a portion of these costs with cash on-hand and anticipates funding a majority of the remaining costs with borrowings under its Unsecured Credit Facility.

     For the six months ended June 30, 1997, the Company incurred total project costs of $5,177 relating to build-to-suit facilities that it owns in Minnesota and Georgia. The facility located in Minnesota was placed in service in March 1997. The Company funded a portion of the construction costs for these projects with cash on-hand and anticipates funding a majority of the remaining costs with borrowings under its Unsecured Credit Facility.

     On December 20, 1996, the Company, through a limited partnership in which it has an 86% interest, purchased a 19.15 acre property located in Orlando, Florida. The property is being improved with a 242,160 square foot build-to-suit facility with a target completion date of September 1997. The cost for acquisition of the property and design and construction of the facility is estimated to total $8,917. As of June 30, 1997, this partnership had incurred total project costs of $7,780, of which $5,292 was incurred in 1997.
Subsequent to June 30, 1997, the partnership purchased land in Tennessee for the development of a facility that is expected to have an aggregate square footage of 178,630. The aggregate cost for the design and construction of this facility is estimated to be approximately $7,282, with a target completion date of September 1998.

     Subsequent to June 30, 1997, the Company purchased two properties located in California and New Jersey with an aggregate square footage of 291,370. The purchase prices totaled $13,456. The Company funded the costs with borrowings under its Unsecured Credit Facility.

     On May 29, 1997, the Company agreed to acquire from Ameritech Pension
Trust ("Ameritech") certain warehouse/distribution properties in a property-for-stock swap of 23 properties for 7,314,026 shares of Common Stock. The
Ameritech portfolio consists of 29 buildings comprising 4.1 million square feet including a participating loan secured by a seven building, 623,566 square foot project. The properties are located in six markets with the largest concentrations in Dallas, the Los Angeles Basin, Phoenix and Chicago.

     The Company has also agreed to acquire from The Prudential Insurance Company of America and related entities (collectively "Prudential") (i) a total of 57 industrial buildings comprising 5.23 million square feet for approximately $182,000 and (ii) approximately 179 acres of land intended for development of an additional 3.5 million square feet of industrial buildings for approximately $14,200. The properties and land are located in seven markets with the largest concentrations in the Los Angeles Basin and Florida. The Company will issue and sell 7,096,153 shares of restricted Common Stock to Prudential and three accounts managed by Prudential ("Prudential Purchasers") at a purchase price of $19.73 per share providing net proceeds of $140,000.
The Company intends to use the net proceeds of the stock sale transaction to the Prudential Purchasers to partially fund the Prudential property acquisitions. If the Prudential Purchasers stock transaction (which is conditioned on certain approvals) does not close, the Company expects to fund the Prudential portfolio acquisition with debt financing or the issuance of additional equity.

     On June 19, 1997, the Company signed two letters of intent ("Agreements") to acquire 12 industrial properties comprising 1.8 million square feet from two separate accounts ("Portfolio A" and "Portfolio B") managed by Prudential Real Estate Investors. The properties to be acquired are located in Atlanta, Chicago, Columbus and Dallas. The Company has agreed to pay approximately $9,500 and issue 1,106,932 shares of Common Stock for Portfolio A and pay approximately $16,300 and issue 808,887 shares of Common Stock for Portfolio B. The total $25,800 cash portion of the purchase prices will be funded from the Company's Unsecured Credit Facility.

     Upon closing the Ameritech, Prudential and Prudential Real Estate Investors portfolio transactions, the Company anticipates that it will be fully drawn on the Unsecured Credit Facility. The Company is currently negotiating with its bank lenders to obtain additional financing to fund its future cash requirements. There can however be no assurances that the Company will be successful in its negotiations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Company was incorporated on May 18, 1995. The Merger and Asset Purchase were consummated on February 23, 1996. Prior to the Merger and Asset Purchase, the Company had no operating activities other than receiving interest on its investments and paying general and administrative expenses. In comparison to the operating activities of the Company for 1997 which reflect six full months of operations from January 1, 1997 to June 30, 1997, the historical results of operations for the six months ended June 30, 1996 reflect the operating activities of the Company from February 23, 1996 to June 30, 1996 (the difference between these two time periods are referred to as "Short Period Differences").

     Rentals from Real Estate Investments for the six months ended June 30, 1997 and 1996 totaled $24,564 and $13,372, respectively. The increase of $11,192 was primarily due to: (i) the Short Period Differences, (ii) properties acquired during 1996 and 1997 ("Property Acquisitions") which increased rental revenues by $5,385, and (ii) the rental revenues generated by the build-to-suit properties placed in service during 1996 and 1997 ("Completed Build-to-Suits") totaling $1,805. These increases were partially offset by properties disposed of during 1996 and 1997 ("Property Dispositions") which reduced rental revenues by $2,229.

     Compared to the same period in 1996, Interest Expense increased by $1,247 to $3,784 during the six months ended June 30, 1997. The increase was primarily due to the Short Period Differences.

     Property Taxes increased by $1,497 to $3,393 during the six months ended June 30, 1997 compared to the same period in 1996. The increase was primarily due to: (i) the Short Period Differences, (ii) the property taxes attributable to the Property Acquisitions totaling $577, and (iii) the property taxes for the Completed Build-to-Suits amounting to $309. These increases were partially offset by Property Dispositions which reduced Property Taxes by $254.

     Property Operating Costs increased by $728 to $2,042 during the six months ended June 30, 1997 compared to the same period in 1996. The increase was primarily due to: (i) the Short Period Differences and (ii) the operating costs attributable to the Property Acquisitions totaling $248. These increases were partially offset by Property Dispositions which reduced Property Operating Costs by $353.

     General and Administrative expenses totaled $2,501 and $1,788 for the six months ended June 30, 1997 and 1996, respectively. The increase of $713 is primarily due to the Short Period Differences.

     Depreciation and Amortization expense increased by $2,373 to $4,216 during the six months ended June 30, 1997 compared to the same period in 1996. The increase was primarily due to: (i) the Short Period Differences, (ii) the depreciation costs attributable to the Property Acquisitions totaling $1,110 and (iii) the depreciation for the Completed Build-to-Suits amounting to $424. These increases were partially offset by Property Dispositions which reduced Depreciation and Amortization expenses by $230.

     The Net Loss on Sale of Properties totaling $448 for the six months ended June 30, 1997 was attributable to the disposition of the Wildwood and Golden Cove properties which resulted in a total loss of $1,158. The losses were partially offset by gains on the disposition of the Birmingham I, Birmingham II and Phoenix North 23rd properties totaling $710.

     The Extraordinary Item totaling $808 for the six months ended June 30, 1997 was attributable to the restructuring of the Company's Unsecured Credit Facility. The Extraordinary Item totaling $411 for the six months ended June 30, 1996 was incurred in connection with the retirement of debt assumed in connection with the Merger and Asset Purchase.


RISKS AND UNCERTAINTIES ASSOCIATED WITH FORWARD LOOKING STATEMENTS

     This report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) potential acquisitions or property developments by the Company; (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; (iv) the Company's growth strategy, operating strategy and financing strategy; (v) the declaration and payment of dividends; and (vi) regulatory matters affecting the Company. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. Risks and uncertainties associated with the Company's acquisition activities include risks that: acquisition opportunities explored by the Company may be abandoned, investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvements to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. The Company disclaims any obligation to update the forward looking statements in this report.

                          PART II:  OTHER INFORMATION


     ITEM 1.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company or any partnership in which the Company has an interest is a party or to which any of the assets of the Company or any such partnership is subject.


     ITEM 2.   CHANGES IN SECURITIES.  [TO BE UPDATED]

     A provision in the Company's Amended and Restated Employee and Director Incentive Stock Plan allows directors to elect to receive all or a portion of their annual director fees in Company Common Stock rather than in cash. Pursuant to this provision, the Company on April 1, 1997, issued 844 shares of its Common Stock to directors who so elected. There shares were valued at $22.375 per share for purposes of this issuance. The Company issued these shares in reliance on a exemption from registration under section 4(2) of the Securities Act of 1933.


     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting of stockholders on May 16, 1997. At that meeting, the stockholders voted on and approved the following proposals:

     1.   The election of seven directors for terms expiring in 1998.

     2. A proposal to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

     3.   An amendment to the Company's Employee and Director Incentive Stock
          Plan.

     The proposals were approved by the following votes:

     1.   ELECTION OF DIRECTORS

            Name                 For              Against
            ----                 ---              -------
     Allen J. Anderson        12,193,641          132,987
     C.E. Cornutt             12,194,181          132,447
     T. Patrick Duncan        12,194,135          132,493
     Peter O. Hanson          12,194,124          132,504
     John S. Moody            11,635,364          691,264
     Kenneth N. Stensby       12,194,268          132,360
     Lee W. Wilson            12,194,288          132,340

     2.   RATIFICATION OF INDEPENDENT AUDITORS

          For       Against       Abstentions     Broker Non-Votes
          ---       -------       -----------     ----------------
     12,249,980      25,686           50,962             N/A


     3.   AMENDMENT TO THE EMPLOYEE DIRECTOR INCENTIVE STOCK PLAN

          For       Against       Abstentions     Broker Non-Votes
          ---       -------       -----------     ----------------
     9,598,187      1,465,660        159,014             N/A


     ITEM 5.   OTHER INFORMATION.

     None.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     NO.                 DESCRIPTION
    ----                 -----------
    10.1  Amended and Restated Stock Purchase Agreement dated June 12,
          1997 by and between the Company as Seller and The Prudential Insurance Company of America, as Purchaser together with a summary of the economic terms of three additional Stock Purchase Agreements into which the Company as Seller has entered with Strategic Performance Fund-II, Inc. as Purchaser, The Prudential Variable Contract Real Property Partnership as Purchaser, and The Prudential Insurance Company of America on behalf of a single client insurance company account contained in Group Annuity Contract No. GA-9032 as Purchaser.

     10.2 Purchase and Sale Agreement dated May 29, 1997 by and between The Prudential Insurance Company of America and the
          Company covering Texas properties together with the First
          Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, 1997, and the Third Amendment thereto dated August 5, 1997.

     10.3 Summary of the Purchase and Sale Agreement dated May 29,
          1997 by and between The Prudential Insurance Company of America and the Company covering the Cedarpointe (California) properties together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, 1997, and the Third Amendment thereto dated August 5, 1997.

     10.4 Summary of the Purchase and Sale Agreement dated May 29,
          1997 by and between The Prudential Insurance Company of America and the Company covering the 460 Ellis Road (Jacksonville) and Centerport properties together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, 1997, and the Third Amendment thereto dated August 5, 1997.

     10.5 Summary of the Purchase and Sale Agreement dated May 29,
          1997 by and between The Prudential Insurance Company of America and the Company covering Michigan, Louisiana, and Virginia properties together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, 1997, and the Third Amendment thereto dated August 5, 1997.

     NO.                 DESCRIPTION
     ----                -----------

     10.6   Summary of the Purchase and Sale Agreement dated May 29,
            1997 by and between The Prudential Insurance Company of America and the Company covering Illinois, Michigan and California land together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, 1997, and the Third Amendment thereto dated August 5, 1997.

     10.7   Agreement of Purchase and Sale and Joint Escrow
            Instructions dated May __, 1997 between the Company and State Street Bank and Trust Company, as Trustee for Ameritech Pension Trust.

     10.8 Second Amended and Restated Revolving Credit Agreement dated April 21, 1997 among the (i) the Company, (ii) The First National Bank of Boston, Texas Commerce Bank National Association, Nationsbank of Texas, N.A., Wells Fargo Bank, N.A., Dresdner Bank A.G., and First American Bank Texas, S.S.B. (collectively, the "Banks"). (iii) The First National Bank of Boston as agent for the Banks, and (iv) Texas Commerce Bank, National Association and Nationsbank of Texas, N.A. as co-agents for the Banks.

     10.9 First Amended and Restated Guaranty of Payment and Performance dated April 21, 1997 and executed by MIT Unsecured L.P.

     27.1   Financial Data Schedule.


     (b) Reports on Form 8-K: No Form 8-K reports were filed during the quarter ended June 30, 1997

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MERIDIAN INDUSTRIAL TRUST, INC.




Dated:  August 13, 1997       By:  /s/ Allen J. Anderson
                                  ------------------------------------
                                  Allen J. Anderson
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)



Dated:  August 13, 1997       By:  /s/ Milton K. Reeder
                                  ------------------------------------
                                  Milton K. Reeder
                                  President and Chief Financial Officer
                                  (Principal Financial Officer)

                        MERIDIAN INDUSTRIAL TRUST, INC.
                               INDEX TO EXHIBITS

  Exhibit Number
(corresponding to the                                                                        Sequentially
Exhibit Table of Item                                                                          Numbered
601 of Regulation S-K)                         Description                                       Page
----------------------                         -----------                                    ------------
      10.1             Amended and Restated Stock Purchase Agreement dated June 12,
                       1997 by and between the Company as Seller and The Prudential
                       Insurance Company of America, as Purchaser together with a summary of the economic terms of three additional Stock
                       Purchase Agreements into which the Company as Seller has
                       entered with Strategic Performance Fund-II, Inc. as Purchaser,
                       The Prudential Variable Contract Real Property Partnership as
                       Purchaser, and The Prudential Insurance Company of America on
                       behalf of a single client insurance company account contained in Group Annuity Contract No. GA-9032 as Purchaser.

      10.2             Purchase and Sale Agreement dated May 29, 1997 by and between
                       The Prudential Insurance Company of America and the Company
                       covering Texas properties together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated
                       July 22, 1997, and the Third Amendment thereto dated August 5,
                       1997.

      10.3             Summary of the Purchase and Sale Agreement dated May 29, 1997 by and between The Prudential Insurance Company of America and the Company covering the Cedarpointe (California) properties together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, 1997, and the Third
                       Amendment thereto dated August 5, 1997.

      10.4             Summary of the Purchase and Sale Agreement dated May 29, 1997 by and between The Prudential Insurance Company of America and the Company covering the 460 Ellis Road (Jacksonville) and
                       Centerport properties together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22,
                       1997, and the Third Amendment thereto dated August 5, 1997

      10.5             Summary of the Purchase and Sale Agreement dated May 29, 1997 by and between The Prudential Insurance Company of America and the Company covering Michigan, Louisiana, and Virginia
                       properties together with the First Amendment thereto dated July
                       7, 1997, the Second Amendment thereto dated July 22, 1997, and the Third Amendment thereto dated August 5, 1997.

      10.6             Summary of the Purchase and Sale Agreement dated May 29, 1997 by and between The Prudential Insurance Company of America and the Company covering Illinois, Michigan and California land together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, 1997, and the Third
                       Amendment thereto dated August 5, 1997.


  Exhibit Number
(corresponding to the                                                                        Sequentially
Exhibit Table of Item                                                                          Numbered
601 of Regulation S-K)                         Description                                       Page
----------------------                         -----------                                    ------------
        10.7           Agreement of Purchase and Sale and Joint Escrow Instructions
                       dated May __, 1997 between the Company and State Street Bank and Trust Company, as Trustee for Ameritech Pension Trust.

       10.8            Second Amended and Restated Revolving Credit Agreement dated
                       April 21, 1997 among the (i) the Company, (ii) The First
                       National Bank of Boston, Texas Commerce Bank National
                       Association, Nationsbank of Texas, N.A., Wells Fargo Bank,
                       N.A., Dresdner Bank A.G., and First American Bank Texas, S.S.B.
                       (collectively, the "Banks"). (iii) The First National Bank of
                       Boston as agent for the Banks, and (iv) Texas Commerce Bank,
                       National Association and Nationsbank of Texas, N.A. as co-
                       agents for the Banks.

       10.9            First Amended and Restated Guaranty of Payment and Performance
                       dated April 21, 1997 and executed by MIT Unsecured L.P.

       27.1            Financial Data Schedule.

                                     22