Form 10-Q
period 1997-09-30
MERIDIAN INDUSTRIAL TRUST INC
filed 1997-11-14
CIK 946637

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

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

SHARES OF SERIES B CONVERTIBLE PREFERRED STOCK AS OF NOVEMBER 1, 1997: 2,272,727
SHARES OF COMMON STOCK AS OF NOVEMBER 1, 1997                        :29,893,825

-------------------------------------------------------------------------------
                        PART I:  FINANCIAL INFORMATION
-------------------------------------------------------------------------------

     ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 1996 Form 10-K of Meridian Industrial Trust, Inc. (the "Company") and the other reports filed by the Company since December 31, 1996 under sections 13 or 15(d) of the Securities Act of 1934. These condensed consolidated statements have been prepared in accordance with the instructions of the Securities and Exchange Commission to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Company's management, all adjustments (consisting only of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                        MERIDIAN INDUSTRIAL TRUST, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                                                              1997          1996
                                                                                          ----------    ----------
INVESTMENT IN REAL ESTATE ASSETS:
Rental Properties Held for Investment                                                     $  680,993    $  318,671
Less: Accumulated Depreciation                                                               (10,273)       (4,217)
                                                                                          ----------    ----------
                                                                                             670,720       314,454
Rental Properties Held for Sale, Net of Accumulated Depreciation of
 $120 and $148 at September 30, 1997 and December 31, 1996, respectively                       2,437         7,530
                                                                                          ----------    ----------
                                                                                             673,157       321,984
Investment in Unconsolidated Joint Venture                                                    21,500            --
Mortgage Notes Receivable                                                                     45,000            --
                                                                                          ----------    ----------
Total Investment in Real Estate Assets                                                       739,657       321,984

OTHER ASSETS:
Cash and Cash Equivalents                                                                     12,722         2,942
Cash Held in Consolidated Partnerships                                                         3,582            --
Restricted Cash and Cash Held In Escrow                                                       12,826         2,314
Accounts Receivable, Net of Reserves of $437 and $571 at September 30, 1997
 and December 31, 1996, respectively                                                           1,835         1,659
Capitalized Loan Fees, Lease Commissions and Other Assets, Net                                12,187         4,164
                                                                                          ----------    ----------
TOTAL ASSETS                                                                              $  782,809    $  333,063
                                                                                          ----------    ----------
                                                                                          ----------    ----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage Loan                                                                             $   66,094    $   66,094
Unsecured Credit Facility                                                                    178,000        11,500
Mortgage Note Payable, Net                                                                    10,602            --
Accrued Dividends Payable                                                                      8,473         4,648
Accounts Payable, Prepaid Rent and Other Liabilities                                          13,786         7,308
                                                                                          ----------    ----------
TOTAL LIABILITIES                                                                            276,955        89,550
                                                                                          ----------    ----------
Minority Interest in Consolidated Limited Partnerships                                         4,032           --
                                                                                          ----------    ----------
STOCKHOLDERS' EQUITY:
Authorized Shares - 175,000,000 shares of Common Stock and 25,000,000 shares of Preferred Stock authorized, each with par value of $0.001;
 26,787,319 and 13,595,563 shares of Common Stock issued and outstanding at
 September 30, 1997 and December 31, 1996, respectively; and 2,272,727 shares of Series B Preferred Stock with a liquidation preference of $35,000
 issued and outstanding at September 30, 1997 and December 31, 1996                               29           16
Additional Paid-in Capital                                                                   507,190      243,683
Distributions in Excess of Income                                                             (5,397)        (186)
                                                                                          ----------    ----------
TOTAL STOCKHOLDERS' EQUITY                                                                   501,822      243,513
                                                                                          ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $  782,809    $ 333,063
                                                                                          ----------    ----------
                                                                                          ----------    ----------

         The accompanying notes are an integral part of these statements.

                        MERIDIAN INDUSTRIAL TRUST, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                           1997           1996           1997           1996
                                                        ---------      ---------      ---------      ---------
REVENUES:
Rentals from Real Estate Investments                    $  14,707      $  10,092      $  39,271      $  23,464
Interest and Other Income                                     326             85            630            469
                                                        ---------      ---------      ---------      ---------
TOTAL REVENUES                                             15,033         10,177         39,901         23,933
                                                        ---------      ---------      ---------      ---------
EXPENSES:
Interest Expense                                            3,084          1,631          6,868          4,168
Property Taxes                                              1,905          1,373          5,298          3,269
Property Operating Costs                                    1,246          1,170          3,288          2,484
General and Administrative                                  1,413          1,212          3,914          3,000
Depreciation and Amortization                               2,485          1,391          6,701          3,234
                                                        ---------      ---------      ---------      ---------
TOTAL EXPENSES                                             10,133          6,777         26,069         16,155
                                                        ---------      ---------      ---------      ---------
Income Before Gain (Loss) on Sale of Properties
 and Extraordinary Item                                     4,900          3,400         13,832          7,778
Gain (Loss) on Sale of Properties, Net                       (17)            170          (465)            177
                                                        ---------      ---------      ---------      ---------
Income Before Extraordinary Item                            4,883          3,570         13,367          7,955
Extraordinary Item - Expenses Incurred in
 Connection with Debt Restructuring
 and Retirements                                               --             --           (808)          (411)
                                                        ---------      ---------      ---------      ---------
NET INCOME                                               $  4,883       $  3,570      $  12,559       $  7,544
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
Net Income                                               $  4,883       $  3,570      $  12,559       $  7,544
Less: Preferred Dividends Declared                           (705)          (706)        (2,114)        (1,706)
                                                        ---------      ---------      ---------      ---------
NET INCOME ALLOCABLE TO COMMON SHARES                    $  4,178       $  2,864      $  10,445       $  5,838
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
NET INCOME ALLOCABLE TO COMMON PER WEIGHTED
 AVERAGE COMMON SHARE OUTSTANDING                        $   0.28       $   0.29      $    0.73        $  0.77
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------


       The accompanying notes are an integral part of these statements.

                        MERIDIAN INDUSTRIAL TRUST, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)


                                                                               1997           1996
                                                                            ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                  $  12,559       $  7,544
 Adjustments to Reconcile Net Income to Cash Provided by
  Operating Activities:
   Depreciation and Amortization                                                6,701          3,233
   Amortization of Debt Premium                                                  (102)            --
   Amortization of Financing Costs                                                220            302
   Straight Line Rent                                                          (1,501)          (748)
   Loss (Gain) on Sale of Properties, Net                                         465           (177)
   Extraordinary Item - Expenses Incurred in Connection with
    Debt Restructuring and Debt Retirements                                       808            411
   (Increase) Decrease in Accounts Receivable and Other Assets                 (1,269)           728
   Increase (Decrease) in Accounts Payable, Prepaid Rent and
    Other Liabilities                                                             667         (2,009)
                                                                            ---------       --------
Net Cash Provided by Operating Activities                                      18,548          9,284
                                                                            ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Contributed by Merged Trusts                                                 --         11,892
 Net Proceeds from Property Sales                                              16,112          7,794
 Decrease in Restricted Cash and Cash Held in Escrow                            3,353          5,507
 Increase in Cash Held in Consolidated Partnerships                            (3,582)            --
 Net Cash Paid in Connection with Asset Purchase                                   --         (3,257)
 Redemption of Series A Preferred Stock and Accrued Dividends Payable              --            (83)
 Construction Loan Receivable                                                  (1,594)            --
 Investment in Real Estate                                                    167,577)       (62,991)
 Recurring Building Improvements                                                 (994)          (741)
 Recurring Tenant Improvements                                                   (328)          (539)
 Recurring Leasing Commissions                                                   (841)          (885)
 Maturity of Marketable Security                                                   --          2,607
 Receipt of Note Receivable                                                       503            720
 Purchase of Other Assets                                                        (187)          (258)
                                                                            ---------       --------
Net Cash Used in Investing Activities                                        (155,135)       (40,234)
                                                                            ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of Capitalized Loan Fees                                               (627)          (536)
 Principal Payments on Mortgage Notes                                          (5,756)            --
 Retirement of Debt and Advances from Affiliates                                   --        (60,158)
 Repayment of Short-Term Loan Payable                                              --         (2,351)
 Borrowings on Unsecured Credit Facility                                      171,000         75,400
 Repayment of Borrowings on Unsecured Credit Facility                          (4,500)       (33,500)
 Distributions Paid to Stockholders                                           (13,945)        (4,793)
 Net Proceeds from Issuance of Common and Preferred Stock, Warrant
  Conversion and Stock Options                                                    195         58,035
                                                                            ---------       --------
Net Cash Provided by Financing Activities                                     146,367         32,097
                                                                            ---------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       9,780          1,147
Cash and Cash Equivalents -- Beginning of Period                                2,942            475
                                                                            ---------       --------
CASH AND CASH EQUIVALENTS -- END OF PERIOD                                  $  12,722       $  1,622
                                                                            ---------       --------
                                                                            ---------       --------


       The accompanying notes are an integral part of these statements.

                        MERIDIAN INDUSTRIAL TRUST, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1997
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PROPERTY DATA)

1.  ORGANIZATION

    Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At September 30, 1997, the Company's principal asset was its portfolio of 127 warehouse/distribution properties, 33 light industrial properties and two retail properties. In addition, at September 30, 1997, the Company had eight build-to-suit properties under construction.

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

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1996 Form 10-K and the other reports filed by the Company since December 31, 1996 under sections 13 or 15(d) of the Securities Act of 1934.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BASIS OF PRESENTATION The accompanying condensed consolidated financial statements include the results of the Company, its wholly-owned subsidiaries and its majority-owned and controlled partnerships. All intercompany transactions have been eliminated.

    (b) USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (c) CASH AND CASH EQUIVALENTS The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

    (d) NET INCOME PER SHARE Net income per share is calculated by dividing net income, after deduction of preferred stock dividends declared, by the weighted average number of shares of the Company's common stock ("Common Stock") outstanding during the period. The weighted average number of shares of Common Stock outstanding was 15,072,486 and 14,379,696 for the three and nine months ended September 30, 1997, respectively. The weighted average number of shares of Common Stock outstanding was 9,715,982 and 7,626,801 for the three and nine months ended September 30, 1996, respectively.

    The weighted average number of shares takes into account the dilutive effects of stock options granted by the Company to its directors, officers and employees pursuant to its stock plan, warrants issued in connection with the Merger and shares to be issued pursuant to a stock option agreement with one of its stockholders, aggregating to 493,713 and 451,464 additional shares of Common Stock for the three and nine months ended September 30, 1997. For the three and nine months ended September 30, 1996, the dilutive effect of the stock options granted aggregated to 31,735 additional shares of Common Stock.

    During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share will be computed as earnings divided by the weighted average number of shares of Common Stock outstanding, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the three months ended September 30, 1997 and 1996, (i) the Company's basic earnings per share would have been $0.29 and $0.30 per share, respectively, and $0.75 and $0.77 per share for the nine months ended September 30, 1997 and 1996, respectively, and (ii) the Company's diluted earnings per share would have been $0.28 and $0.29 per share for the three months ended September 30, 1997 and 1996, respectively, and $0.73 and $0.77 for the nine months ended September 30, 1997 and 1996, respectively.

    May 23, 1997, was the first day of the exercise period for the approximately 553,000 warrants ("Warrants") issued to former holders of Trust VI and Trust VII common stock in connection with the Merger. Each Warrant entitles the holder to purchase one share of the Company's Common Stock at the exercise price of $16.23. The exercise period ends February 23, 1999.
As of September 30, 1997 the Company has issued 11,317 shares pursuant to exercises of the Warrants.

    (e) CONSTRUCTION IN PROGRESS Costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes, insurance and other holding costs are capitalized until the property is placed in service. During the three and nine months ended September 30, 1997, interest expense totaling $459 and $1,143, respectively, were capitalized for properties under construction. For the three and nine months ended September 30, 1996, interest expense totaling $196 and $242, respectively, were capitalized for properties under construction.

    (f) INVESTMENT IN REAL ESTATE Investments in Real Estate are depreciated over 35 years using the straight-line method. Expenditures for maintenance, repairs and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Tenant improvements are capitalized and amortized under the straight-line method over the term of the related lease.

3.  MORTGAGE NOTES PAYABLE

    The Company assumed a mortgage note with a principal balance of $5,724 in connection with the acquisition of a property located in Corona, California on April 29, 1997. The loan had a maturity date of February 1, 1998 and called for monthly principal and interest payments of $55 based on an interest rate of 10% per annum and a ten-year amortization schedule. On September 15, 1997, the Company repaid the outstanding balance on this mortgage note amounting to $5,688.

    On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note bearing an interest rate different from the prevailing market rate at the date of acquisition. This interest rate differential was recorded as a premium. The new loan amounting to $10,429 has a maturity date of July 15, 1998 and provides for monthly principal and interest payments of $96 based on an interest rate of 9.89% per annum and a 30-year amortization schedule. The premium totaling $324 is amortized over the term of the note using the effective interest method. As of September 30, 1997, this mortgage note and debt premium had outstanding balances of $10,380 and $222, respectively.

4.  DEBT FACILITIES

    The Company acquired a fixed rate facility (the "Mortgage Loan") in connection with the Merger. The Mortgage Loan has a principal balance of $66,094, bears interest at the annual rate of 8.63%, requires interest only payments until its maturity in 2005 and is secured by a pool of the Company's properties having a net book value of $121,670 as of September 30, 1997.

    Concurrent with the Merger, the Company entered into an unsecured credit facility (the "Unsecured Credit Facility"). The Unsecured Credit Facility originally bore interest at LIBOR plus 1.7%, was scheduled to mature in February 1998, and provided for a maximum borrowing amount of $75,000. On April 22, 1997, the Unsecured Credit Facility was amended and restated. This amendment and restatement of the Unsecured Credit Facility provided for: (i) an increase in the borrowing limit from $75,000 to $150,000, (ii) a decrease in the interest rate spread over LIBOR from 1.7% to 1.4% and (iii) an extension of the maturity date to April 3, 2000, from February 26, 1998. At September 30, 1997, the LIBOR rate was 5.69%. The Company wrote off $808 in loan costs in connection with this restructuring.

    On September 23, 1997, the Unsecured Credit Facility was further amended and restated to provide for: (i) an increase of the borrowing limit from $150,000 to $250,000 and (ii) a decrease in the interest rate spread over LIBOR from 1.4% to 1.3%. The Company paid a fee totaling $250 in connection with the amendment.

5.  PROPERTY ACQUISITIONS AND DEVELOPMENTS

    Excluding the Portfolio Acquisition described in Note 6, during the nine months ended September 30, 1997, the Company purchased nine properties located in California, Georgia, Indiana, New Jersey, Texas and Wisconsin, with an aggregate square footage of 1,877,068. The aggregate purchase price for these properties totaled $68,584. The Company funded a portion of these acquisitions from cash reserves and funded the majority of the remaining costs with borrowings under its Unsecured Credit Facility. In addition, the Company assumed mortgage notes totaling $16,153. The Company recorded a corresponding premium totaling $324 in connection with these mortgage notes.

    At September 30, 1997, the Company had, either directly or through consolidated partnerships, eight warehouse/distribution properties under development or scheduled for development comprising 2,602,703 square feet upon completion. The aggregate cost for the design and construction of such development projects is estimated to be approximately $87,749. As of September 30, 1997, the Company had incurred total project cost of approximately $25,204 on these development projects. The Company anticipates funding the balance of such development costs from cash reserves and borrowings under the Unsecured Credit Facility.

    In addition, during the nine months ended September 30, 1997, the Company, either directly or through consolidated partnerships, completed development of and placed in service four warehouse/distribution properties comprising 621,960 square feet with an aggregate cost of approximately $18,677. In connection with these development activities, the Company's minority joint venture partners contributed land and other consideration valued at $4,032.

6.  PORTFOLIO ACQUISITIONS

    On September 30, 1997, the Company acquired from Ameritech Pension Trust ("Ameritech") in a property-for-stock transaction: (i) eleven warehouse/distribution properties comprising 1,521,171 square feet, and (ii) a participating mortgage loan secured by a seven building, 623,566 square foot project. The purchase price totaled $81,589, including the participating loan which was purchased for $21,500. The property-for-stock transaction involved the issuance of 4,160,745 shares of the Company's Common Stock to Ameritech.

    Subsequent to September 30, 1997, the Company acquired eleven additional warehouse/distribution properties comprising 1,960,268 square feet funded by the issuance of 3,104,477 shares of the Company's common stock to Ameritech. The purchase price for this transaction totaled $61,571.

    On September 24, 1997, the Company acquired from The Prudential Insurance Company of America and related entities (collectively "Prudential") a portfolio of 44 industrial buildings containing an aggregate of approximately 3,538,000 square feet of rentable space (the "Portfolio Properties"). The aggregate contract price for the Portfolio Properties was $127,079 (the "Prudential Property Transaction"). The Company also contracted with Prudential to purchase five unimproved parcels of land located in California, Illinois and Michigan. The contract price for these parcels of $13,721 was deposited into an escrow account. In the event that the contingencies are not cleared to the Company's satisfaction, then the funds in the escrow account will be returned to the Company.

    The Company funded the cost of the Prudential transactions from a combination of (i) net proceeds from the sale of 7,096,513 shares of the Company's common stock to Prudential and three accounts managed by Prudential totaling $141,901, and (ii) proceeds from borrowings under its Unsecured Credit Facility.

    Concurrent with the closing of the Prudential Property Transaction, eight industrial properties located in the metropolitan area of New Orleans, Louisiana and five industrial properties located in the metropolitan area of Jacksonville, Florida (collectively the "EastGroup Properties") were directly conveyed in a simultaneous sale by the Company to EastGroup Properties, L.P. ("EastGroup") for a total sales price of $49,710. EastGroup's consideration for the EastGroup Properties was cash of $4,710 and $45,000 in fully secured promissory notes due on December 31, 1997. The notes require monthly payments of interest only computed on the basis of an annual rate of 9.25%. The EastGroup Properties were conveyed at the Company's cost of such properties thus resulting in no gain or loss on the transaction.

    The Company entered into agreements to acquire 12 industrial properties from two separate accounts managed by Prudential Real Estate Investors. On August 29, 1997, the Company acquired seven of these properties comprising 825,568 square feet. The purchase price consisted of the payment of $16,141 and issuance of 808,888 shares of Common Stock. On September 24, 1997, the Company acquired the remaining five industrial properties comprising 953,691 square feet. The purchase price consisted of the payment of $9,349 and issuance of 1,106,931 shares of Common Stock. The total $25,490 cash portion of the purchases for these portfolios were funded from borrowings on the Company's Unsecured Credit Facility.

7.  PROPERTY DISPOSITIONS

    During the nine months ended September 30, 1997, the Company sold five properties for an aggregate sales price of $11,833. The properties were located in Alabama, Texas, California and Arizona. After closing costs and pro-rated items totaling $638 from these transactions, the Company received net proceeds aggregating to $11,195.

    As of September 30, 1997, the Company has entered into contracts for sale of Phoenix Plaza III and Phoenix North 27th. The net book value of these rental properties held for sale was $2,437 at September 30, 1997.

8.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    The following table reflects supplemental disclosure of cash flow transactions for the nine months ended September 30, 1997 and 1996.

                                                                  1997           1996
                                                              ---------      ---------
  Cash Paid For Interest Expense                              $   7,191      $   3,530

  Merger Transaction:
   Acquisition Cost Allocated to Investment in Real Estate           --        203,489
   Restricted Cash                                                   --          5,551
   Receivables, Net                                                  --          2,889
   Note Receivable from Affiliate                                    --            720
   Capitalized Loan Fees                                             --            992
   Cancellation of Redeemable Series A Preferred Stock               --            960
   Mortgage Loan Assumed                                             --        (66,094)
   Other Long-Term Debts Assumed                                     --        (43,191)
   Accounts Payable Assumed                                          --         (2,869)
   Shares of Common Stock Issued, at Par Value                       --             (8)
   Paid-in Capital                                                   --       (109,842)
   Other Net Liabilities Assumed                                     --         (4,489)

  Asset Purchase Transaction:
   Acquisition Cost Allocated to Investment in Real Estate           --         26,342
   Restricted Cash Applied to Debt Payment                           --            117
   Mortgage Notes Payable Assumed                                    --        (16,334)
   Paid-in Capital of Common Shares Issued                           --         (6,392)
   Accrued Closing Costs and Pro-rated Items                         --           (476)

  Property Acquisitions:
   Acquisition Price                                             69,407         49,073
   Land for Built-to-Suit Facilities                             13,076          2,301
   Deposits Applied to Purchase Price                                --           (300)
   Minority Limited Partners Capital Contributions               (3,863)            --
   Accrued Closing Costs and Pro-rated Items                    (17,087)            --

  Portfolio Acquisitions:
   Acquisition Price                                            304,664             --
   Shares of Common Stock Issued                               (259,817)            --
   Accrued Closing Costs and Pro Rated Items                     31,185             --

  Property Dispositions:
   Net Basis                                                    (61,745)        (7,807)
   Other Assets, Net of Other Liabilities                        45,329            190

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              (DOLLARS IN THOUSANDS, UNLESS INDICATED OTHERWISE)

INTRODUCTION

    The Company is a self-administered and self-managed real estate investment trust engaged primarily in the business of owning, acquiring, managing, leasing and developing income-producing warehouse/distribution and light industrial properties. At September 30, 1997, the Company's principal asset was its portfolio of 127 warehouse/distribution properties, 33 light industrial properties and two retail properties. In addition, at September 30, 1997, the Company had eight build-to-suit properties under construction. As of September 30, 1997 and 1996, the Company's properties were 96% and 94% occupied, respectively.

    The following discussion should be read in conjunction with the Company's Form 10-K for 1996, the Company's other reports filed by the Company since December 31, 1996 under sections 13 or 15(d) of the Securities Act of 1934., and the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and the notes thereto included in pages 2 through 10 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or
(ii) have the meanings ascribed to them in such financial statements and the notes thereto.

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

    Net Cash Provided by Operating Activities totaled $18,548 and $9,284 for the nine months ended September 30, 1997 and 1996, respectively. Net Cash Used in Investing Activities totaled $155,135 and $40,234 for the nine months ended September 30, 1997 and 1996,respectively. Net Cash Provided by Financing Activities totaled $146,367 and $32,097 for the nine months ended September 30, 1997 and 1996, respectively.

    In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company calculates Funds From Operations in accordance with the White Paper published by NAREIT. As defined by NAREIT, Funds From Operations means net income (loss)
(computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment from unconsolidated partnerships and joint ventures. A reconciliation of the Company's income before gains or losses on sale of properties and extraordinary item to Funds From Operations for the nine months ended September 30, 1997 and 1996 is as follows:

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                         1997       1996
                                                       --------   --------
    Income Before Gain (Loss) on Sale
     of Properties and Extraordinary Item              $ 13,832   $  7,778
    Reconciling Item:
     Depreciation and Amortization
      Relating to Real Estate Operations                  6,644      3,209
                                                       --------   --------
    Funds From Operations                              $ 20,476   $ 10,987
                                                       --------   --------
                                                       --------   --------

    As of September 30, 1997, the Company had $12,722 in unrestricted cash and cash equivalents.

    At September 30, 1997, the outstanding balance on the Mortgage Loan was $66,094. The Mortgage Loan bears interest at the annual rate of 8.63% and requires interest only payments until its maturity in 2005.

    During the nine months ended September 30, 1997, the Company borrowed $171,000 under its Unsecured Credit Facility to fund property acquisitions and developments. Also, the Company repaid borrowings under the facility totaling $4,500. As of September 30, 1997, the Company had borrowings of $178,000 outstanding under the Unsecured Credit Facility.

    On April 22, 1997, the Unsecured Credit Facility was amended and restated. Under this amendment and restatement of the Unsecured Credit
Facility: (i) the borrowing limit increased from $75,000 to $150,000, (ii) the interest rate spread over LIBOR decreased from 1.7% to 1.4% and (iii) the maturity date was extended to April 3, 2000, from February 26, 1998.

    On September 23, 1997, the Unsecured Credit Facility was further amended and restated to provide for: (i) an increase of the borrowing limit from $150,000 to $250,000 and (ii) a decrease in the interest rate spread over LIBOR from 1.4% to 1.3%.

    On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note and a corresponding premium totaling $10,429 and $324, respectively, at acquisition. The loan has monthly principal and interest payments of $96, bears an interest rate of 9.89% per annum and matures on July 15, 1998.

    In addition to the variable interest rate contracts on the Unsecured Credit Facility, the Company may incur indebtedness in the future that bears interest at a variable rate or may be required to refinance its debt at higher rates. As a result, increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay distributions to stockholders.

    During the nine months ended September 30, 1997, the Company sold five properties for an aggregate sales price of $11,833. The properties were located in Alabama, Texas, California and Arizona. After closing costs and pro-rated items totaling $638 from these transactions, the Company received net proceeds aggregating to $11,195.

    As of September 30, 1997, the Company has entered into contracts for sale of Phoenix Plaza III and Phoenix North 27th. The net book value of these rental properties held for sale was $2,437 at September 30, 1997. The net proceeds from these sales will be used to reduce the amount outstanding on the Unsecured Credit Facility.

    The Company is currently in negotiations with a group of institutional lenders for a private debt offering of $160,000 of unsecured senior notes for a term of ten to twelve years. However, there are no assurances that the Company will be successful in completing this offering.

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

    The Company anticipates during 1997 that it will have sufficient cash flows to fund: (i) its operating needs, (ii) capital improvements on its properties, and (iii) the proposed distributions to its common and preferred stockholders. Planned capital improvements on the Company's properties consists of tenant improvements and other expenditures necessary to lease and maintain the properties.

    On April 29, 1997, the Company assumed a mortgage note totaling $5,724 in connection with the acquisition of a property located in Corona, California. The loan had monthly principal and interest payments of $55. On September 15, 1997, the Company repaid the outstanding balance on this mortgage of $5,688.

    During the nine months ended September 30, 1997, the Company declared dividends to holders of its Common Stock and Series B Preferred Stock in the aggregate amounts of $15,657 and $2,114, respectively, or $0.29 and $0.31 per share, respectively.

    Subsequent to September 30, 1997, the Company adopted a plan to repurchase up to $10 million of the Company's shares of Common Stock over a period of six months which will be funded from cash generated by its operating activities.

DEVELOPMENT PROJECTS

    At September 30, 1997, the Company had, either directly or through consolidated partnerships, eight warehouse/distribution properties under development or scheduled for development comprising 2,602,703 square feet upon completion. The aggregate cost for the design and construction of such development projects is estimated to be approximately $87,749. As of September 30, 1997, the Company had incurred total project cost of approximately $25,204 on these development projects. The Company anticipates funding the balance of such development costs from cash reserves and borrowings under the Unsecured Credit Facility.

    In addition, during the nine months ended September 30, 1997, the Company, either directly or through consolidated partnerships, completed development of and placed in service four warehouse/distribution properties comprising 621,960 square feet with an aggregate cost of approximately $18,677. In connection with these development activities, the Company's minority joint venture partners contributed land and other consideration valued at $4,032.

    Subsequent to September 30, 1997, the Company, either directly or through consolidated partnerships, entered into agreements to develop two warehouse/distribution aggregating to 736,900 square feet upon completion. The aggregate cost for the design and construction of such development projects is estimated to be approximately $28,629. The Company anticipates funding these development costs from cash reserves and borrowings under the Unsecured Credit Facility.

PROPERTY AND PORTFOLIO ACQUISITIONS

    During the nine months ended September 30, 1997, the Company purchased nine properties located in California, Georgia, Indiana, New Jersey, Texas and Wisconsin, with an aggregate square footage of 1,877,068. The aggregate purchase price for these properties totaled $68,584. The Company funded these acquisitions with cash reserves, assumption of two mortgage notes aggregating to $16,153, and borrowings under its Unsecured Credit Facility.

    On September 30, 1997, the Company acquired from Ameritech Pension Trust ("Ameritech") in a property-for-stock transaction: (i) eleven warehouse/distribution properties comprising 1,521,171 square feet, and (ii) a participating mortgage loan secured by a seven building, 623,566 square foot project. The purchase price totaled $81,589, including the participating loan which was purchased for $21,500. The property-for-stock transaction involved the issuance of 4,160,745 shares of the Company's Common Stock to Ameritech.

    Subsequent to September 30, 1997, the Company acquired eleven additional warehouse/distribution properties comprising 1,960,268 square feet funded by the issuance 3,104,477 shares of the Company's common stock to Ameritech. The purchase price for this transaction totaled $61,571.

    On September 24, 1997, the Company acquired from Prudential a portfolio of 44 industrial buildings containing an aggregate of approximately 3,538,000 square feet of rentable. The aggregate contract price for the Portfolio Properties was $127,079. The Company also contracted with Prudential to purchase five unimproved parcels of land located in California, Illinois and Michigan. The contract price for these parcels of $13,721 was deposited into an escrow account. In the event that the contingencies are not cleared to the Company's satisfaction, then the funds in the escrow account will be returned to the Company.

    The Company funded the cost of the Prudential Transactions from a combination of (i) net proceeds from the sale of 7,096,513 shares of the Company's common stock to Prudential and three accounts managed by Prudential totaling $141,901, and (ii) proceeds from borrowings under its Unsecured Credit Facility.

    Concurrent with the closing of the Prudential Property Transaction, eight industrial properties located in the metropolitan area of New Orleans, Louisiana and five industrial properties located in the metropolitan area of Jacksonville, Florida were directly conveyed in a simultaneous sale by the Company to EastGroup for a total sales price of $49,710. EastGroup's consideration for the EastGroup Properties was cash of $4,710 and $45,000 in fully secured promissory notes due on December 31, 1997. The notes require monthly payments of interest only computed on the basis of an annual rate of 9.25%. The EastGroup Properties were conveyed at the Company's cost of such properties thus resulting in no gain or loss on the transaction.

    The Company entered into agreements to acquire 12 industrial properties from two separate accounts managed by Prudential Real Estate Investors. On August 29, 1997, the Company acquired seven of these properties comprising 825,568 square feet. The purchase price consisted of the payment of $16,141 and issuance of 808,888 shares of Common Stock. On September 24, 1997, the Company acquired the remaining five industrial properties comprising 953,691 square feet. The purchase price consisted of the payment of $9,349 and issuance of 1,106,931 shares of Common Stock. The total $25,490 cash portion of the purchases were funded from borrowings on the Company's Unsecured Credit Facility.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    The Company was incorporated on May 18, 1995. The Merger and Asset Purchase were consummated on February 23, 1996. Prior to the Merger and Asset Purchase, the Company had no operating activities other than receiving interest on its investments and paying general and administrative expenses. In comparison to the operating activities of the Company for 1997, which reflect nine full months of operations from January 1, 1997 to September 30, 1997, the historical results of operations for the nine months ended September 30, 1996 reflect the operating activities of the Company from February 23, 1996 to September 30, 1996 (the difference between these two time periods are referred to as "Short Period Differences").

    Rentals from Real Estate Investments for the nine months ended September 30, 1997 and 1996 totaled $39,271 and $23,464 respectively. The increase of $15,810 was primarily due to: (i) the Short Period Differences, (ii) properties acquired during 1996 and 1997 ("Property Acquisitions") which increased rental revenues by $10,310, and (ii) the rental revenues generated by the build-to-suit properties placed in service during 1996 and 1997 ("Completed Build-to-Suits") totaling $3,223. These increases were partially offset by properties disposed of during 1996 and 1997 ("Property Dispositions") which reduced rental revenues by $3,945.

    Compared to the same period in 1996, Interest Expense increased by $2,700 to $6,868 during the nine months ended September 30, 1997. The increase was primarily due to increase levels of borrowings under the Unsecured Credit Facility in 1997 as compared to 1996.

    Property Taxes increased by $2,029 to $5,298 during the nine months ended September 30, 1997 compared to the same period in 1996. The increase was primarily due to: (i) the Short Period Differences, (ii) the Property Taxes attributable to the Property Acquisitions totaling $1,138, and (iii) the Property Taxes for the Completed Build-to-Suits amounting to $483. These increases were partially offset by Property Dispositions which reduced Property Taxes by $492.

    Property Operating Costs increased by $804 to $3,288 during the nine months ended September 30, 1997 compared to the same period in 1996. The increase was primarily due to: (i) the Short Period Differences, and (ii) the operating costs attributable to the Property Acquisitions totaling $449 and the operating costs for the Completed Build-to-Suits amounting to $205. These increases were partially offset by Property Dispositions, which reduced Property Operating Costs by $680.

    General and Administrative expenses totaled $3,914 and $3,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase of $914 was primarily due to the Short Period Differences.

    Depreciation and Amortization expense increased by $3,467 to $6,701 during the nine months ended September 30, 1997 compared to the same period in 1996. The increase was primarily due to: (i) the Short Period Differences, (ii) the depreciation costs attributable to the Property Acquisitions totaling $2,018 and (iii) the depreciation for the Completed Build-to-Suits amounting to $688. These increases were partially offset by Property Dispositions, which reduced Depreciation and Amortization expenses by $441.

    The Net Loss on Sale of Properties totaling $465 for the nine months ended September 30, 1997 was attributable to the disposition of the Wildwood and Golden Cove properties, which resulted in a total loss of $1,172. The losses were partially offset by gains on the disposition of the Birmingham I, Birmingham II and Phoenix North 23rd properties totaling $707.

    The Extraordinary Item totaling $808 for the nine months ended September 30, 1997 was attributable to the restructuring of the Company's Unsecured Credit Facility. The Extraordinary Item totaling $411 for the nine months ended September 30, 1996 was incurred in connection with the retirement of debt assumed in connection with the Merger and Asset Purchase.

RISKS AND UNCERTAINTIES ASSOCIATED WITH FORWARD LOOKING STATEMENTS

    This report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) potential acquisitions or property developments by the Company; (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; (iv) the Company's growth strategy, operating strategy and financing strategy; (v) the declaration and payment of dividends; and (vi) regulatory matters affecting the Company. Such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. Risks and uncertainties associated with the Company's acquisition and development activities include risks that: acquisition opportunities explored by the Company may be abandoned, investments will fail to perform in accordance with expectations and that analysis with respect to the cost of improvements to bring an acquired project up to standards or to complete a development project will prove inaccurate, as well as general investment risks associated with any new real estate investment. The Company disclaims any obligation to update the forward looking statements in this report.

--------------------------------------------------------------------------------
                           PART II:  OTHER INFORMATION
--------------------------------------------------------------------------------

    ITEM 1.   LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company or any partnership in which the Company has an interest is a party or to which any of the assets of the Company or any such partnership is subject.


    ITEM 2.   CHANGES IN SECURITIES

    A provision in the Company's Amended and Restated Employee and Director Incentive Stock Plan allows directors to elect to receive all or a portion of their annual director fees in Company Common Stock rather than in cash. Pursuant to this provision, the Company on July 1, 1997, issued 811 shares of its Common Stock to directors who so elected. There shares were valued at $23.31 per share for purposes of this issuance. The Company issued these shares in reliance on a exemption from registration under section 4(2) of the Securities Act of 1933.

    On August 29, 1997, the Company issued 808,888 shares of common stock to The Prudential Insurance Company of America on behalf of one insurance company separate account. The Company issued these shares and paid $16,141,000 in cash in return for title to seven industrial properties comprising 825,568 square feet.

    On September 24, 1997, the Company issued an additional 1,106,931 shares of common stock to The Prudential Insurance Company of America on behalf of one insurance company separate account. The Company issues these shares and paid $9,349,000 in cash in return for title to five industrial properties comprising 953,691 square feet.

    On September 24, 1997, the Company also issued shares of common stock to the following entities in the indicated amounts: (i) 5,575,831 shares to The Prudential Insurance Company of America on behalf of two other insurance company separate accounts, (ii) 1,013,788 shares to Strategic Performance Fund - II, Inc., and (iii) 506,894 shares to The Prudential Variable Contract Real Property Partnership. In return, the Company received total cash consideration of $141,901,000.

    On September 30, 1997, the Company issued 4,160,745 shares of common stock to Ameritech Pension Trust in return for (i) eleven industrial properties comprising 1,521,171 square feet, and (ii) the lender's interest in a loan in the original principal sum of $21,500,000 secured by a seven building, 623,566 square foot project.

    Each of the transactions described in the preceding four paragraphs was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Regulation 506 thereunder.


    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held a special meeting of its stockholders on September 24, 1997. At that meeting the stockholders voted on and approved the following proposals:

    1. The issuance of up to 7,546,902 shares of common stock to Ameritech Pension Trust

    2. The issuance of 7,096,513 shares of common stock to The Prudential Insurance Company of America and three of its separate accounts

    The stockholders approved these proposals by the following votes:

                    Proposal                      For        Against     Abstain
                    --------                      ---        -------     -------
         Issuance of shares to Ameritech       10,536,189    151,394     63,178

         Issuance of shares to Prudential      10,527,753    157,094     65,914


    ITEM 5.   OTHER INFORMATION

    None.


    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits:

    NO.                 DESCRIPTION
    ---                 -----------
    3.1  (1)  The Company's Second Amended and Restated Bylaws.

    3.2 (1) Amendment to Second Amended and Restated Bylaws adopted January 26, 1996.

    3.3 (1) Second Amendment to Second Amended and Restated Bylaws adopted September 17, 1997.

    10.1 (1) Third Amended and Restated Revolving Credit Agreement dated September 23, 1997, among (i) the Company, (ii) BankBoston, N.A., Texas Commerce Bank National Association, NationsBank of Texas, N.A., Wells Fargo Bank, N.A., Dresdner Bank AG, First American Bank Texas, S.S.B., (collectively, the "Banks"), (iii) BankBoston, N.A. as Agent for the Banks, (iv) Texas Commerce Bank National Association as Documentation Agent for the Banks, and (v) NationsBank of Texas, N.A. as Syndication Agent for the Banks.

    10.2 (1) Second Amended and Restated Guaranty of Payment and Performance dated September 23, 1997 executed by MIT Unsecured L.P.

    10.3 (1) MIT-Investor Excepted Holder Agreement dated September 24, 1997 between the Company and The Prudential Insurance Company of America.

    10.4 (2) Registration Rights Agreement dated September 24, 1997, among the Company, The Prudential Insurance Company of America, The Prudential Insurance Company of America on behalf of a single client insurance company separate account contained in Group Annuity Contract No. GA-9032, Strategic Performance Fund - II, Inc., and The Prudential Variable Contract Real Property Partnership.

    10.5 (3) Amended and Restated Registration Rights Agreement dated September 24, 1997, among the Company, The Prudential Insurance Company of America acting for the benefit of the Chevron Separate Account, and , The Prudential Insurance Company of America acting for the benefit of the Strategic Performance Fund I Separate Account.

    10.6 (4) Registration Rights Agreement dated September 30, 1997 between the Company and Ameritech Pension Trust.

    10.7 (5) MIT-Ameritech Amended and Restated Excepted Holder Agreement dated September 30, 1997, between the Company and Ameritech Pension Trust.

    10.8 (6) Summary of the Purchase and Sale Agreement (Michigan, Louisiana, and Virginia) between The Prudential Insurance Company of America and the Company dated May 29, 1997, together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, 1997,and the Third Amendment thereto dated
              August 5, 1997.

    10.9 (7) Fourth Amendment to Purchase and Sale Agreement (Michigan, Louisiana, and Virginia) between The Prudential Insurance Company of America and the Company dated August 20, 1997, Fifth Amendment to Purchase and Sale Agreement (Michigan, Louisiana, and Virginia) between The Prudential Insurance Company of America and the Company dated September 5, 1997, and Sixth Amendment to Purchase and Sale Agreement (Michigan, Louisiana, and Virginia) between
              The Prudential Insurance Company of America and the Company dated September 8, 1997.

27.1 (1)  Financial data schedule.


    (1)  Filed with this report
    (2) Incorporated by reference to Exhibit VIII to the Schedule 13D filed on October 3, 1997 by The Prudential Insurance Company of America, Strategic Performance Fund - II, Inc., and The Prudential Variable Contract Real Property Partnership
    (3) Incorporated by reference to Exhibit IX to the Schedule 13D filed on October 3, 1997 by The Prudential Insurance Company of America, Strategic Performance Fund - II, Inc., and The Prudential Variable Contract Real Property Partnership
    (4)  Incorporated by reference to Exhibit G to the Amendment No. 1 to
         Schedule 13D filed on October 10, 1997 by Ameritech Pension Trust
    (5)  Incorporated by reference to Exhibit H to the Amendment No. 1 to
         Schedule 13D filed on October 10, 1997 by Ameritech Pension Trust
    (6) Incorporated by reference to Exhibit 10.5 to the Company's Form 10Q for the second quarter of 1997
    (7) Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed October 9, 1997

    (b) Reports on Form 8-K: No Form 8-K reports were filed during the quarter ended September 30, 1997.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MERIDIAN INDUSTRIAL TRUST, INC.




Dated:  November 14, 1997              By:  /s/ Allen J. Anderson
                                          -------------------------------------
                                          Allen J. Anderson
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)



Dated:  November 14, 1997              By:  /s/ Milton K. Reeder
                                          -------------------------------------
                                          Milton K. Reeder
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)

                        MERIDIAN INDUSTRIAL TRUST, INC.
                               INDEX TO EXHIBITS


   Exhibit Number
(corresponding to the                                                                    Sequentially
Exhibit Table of Item                                                                      Numbered
601 of Regulation S-K)                           Description                                 Page
----------------------                           -----------                                 ----

       3.1              The Company's Second Amended and Restated Bylaws.

       3.2              Amendment to Second Amended and Restated Bylaws adopted
                        January 26, 1996.

       3.3 Second Amendment to Second Amended and Restated Bylaws adopted September 17, 1997.

       10.1             Third Amended and Restated Revolving Credit Agreement dated
                        September 23, 1997, among (i) the Company, (ii) BankBoston,
                        N.A., Texas Commerce Bank National Association, NationsBank
                        of Texas, N.A., Wells Fargo Bank, N.A., Dresdner Bank AG,
                        First American Bank Texas, S.S.B., (collectively, the "Banks"),
                        (iii) BankBoston, N.A. as Agent for the Banks, (iv) Texas
                        Commerce Bank National Association as Documentation Agent for
                        the Banks, and (v) NationsBank of Texas, N.A. as Syndication
                        Agent for the Banks.

       10.2             Second Amended and Restated Guaranty of Payment and Performance
                        dated September 23, 1997 executed by MIT Unsecured L.P.

       10.3             MIT-Investor Excepted Holder Agreement dated September 24, 1997 between the Company and The Prudential Insurance Company of
                        America.

       27.1             Financial data schedule