Form 10-K405
period 1997-12-31
MERIDIAN INDUSTRIAL TRUST INC
filed 1998-03-31
CIK 946637

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended DECEMBER 31, 1997

                                         OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                            Commission File No. 1-14166

                          MERIDIAN INDUSTRIAL TRUST, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

           MARYLAND                                      94-3224765
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

     455 MARKET STREET
     17TH FLOOR
     SAN FRANCISCO, CALIFORNIA                              94105
----------------------------------------   ------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:            (415) 281-3900
                                                             ------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                                Name of each exchange
                                                        on which registered
     -------------------                                ----------------------
 COMMON STOCK, PAR VALUE $.001 PER SHARE              NEW YORK STOCK EXCHANGE
 RIGHTS TO PURCHASE SERIES C JUNIOR PARTICIPATING
 PREFERRED STOCK, PAR VALUE $.001 PER SHARE           NEW YORK STOCK EXCHANGE
 WARRANTS TO PURCHASE COMMON STOCK                    AMERICAN STOCK EXCHANGE

            Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes      X          No
                                                       ----              ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 3, 1998 was $270,832,109, computed by reference to the closing sales price of the Common Stock reported on the New York Stock Exchange and by excluding Common Stock and Series B Preferred Stock owned by directors, executive officers and principal stockholders (i.e., holders of 10% or more of the registrant's voting stock).

     The registrant had 30,186,468 shares of Common Stock outstanding on March 3, 1998.

                           MERIDIAN INDUSTRIAL TRUST, INC.

                             ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED DECEMBER 31, 1997


                                 TABLE OF CONTENTS

     FORM 10-K
     ITEM NO.  NAME OF ITEM                                               PAGE


PART I

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . .10
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .18
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . .18

PART II

     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . . . . .19
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . .21
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . .23
     Item 8.   Financial Statements and Supplementary Data . . . . . . . . .30
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . . . .30

PART III

     Item 10.  Directors and Executive Officers of the Registrant. . . . . .31
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . .31
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . . . . . . . .31
     Item 13.  Certain Relationships and Related Transactions. . . . . . . .31

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .32

               Financial Statements and Financial Statement
                 Schedules . . . . . . . . . . . . . . . . . . . . .F-1 - F-24


                                       PART I

     ITEM 1.   BUSINESS.

THE COMPANY

     Meridian Industrial Trust, Inc. (the "Company") is a self-administered and self-managed real estate investment trust engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At December 31, 1997, the Company owned and operated 193 warehouse/distribution and light industrial properties encompassing approximately 23.7 million square feet of leasable space that were 97% leased to a total of 462 tenants. See Item 2. of this report. Based on the total square feet of leasable space owned by the Company and management's knowledge of the industrial real estate market, the Company believes it is one of the largest owners and managers of industrial space for lease in the United States. The Company had 3.2 million square feet of warehouse/distribution properties under development at December 31, 1997. The Company also owned two retail properties encompassing 384,875 square feet at December 31, 1997. (The properties owned by the Company are collectively referred to as the "Properties".)

     On February 23, 1996, (i) Meridian Point Realty Trust IV CO. ("Trust IV"), Meridian Point Realty Trust VI CO. ("Trust VI"), and Meridian Point Realty Trust VII CO. ("Trust VII") (collectively the "Merged Trusts") merged with and into the Company, with the Company as the surviving entity (the "Merger"); and (ii) in a separate transaction (the "Asset Purchase"), the Company acquired certain properties and assumed mortgage notes and certain other liabilities from Meridian Point Realty Trust '83 ("Trust 83"). (Trusts 83, IV, VI, and VII are collectively referred to herein as the "Trusts.")

     The Properties are located in significant industrial centers and distribution hubs throughout the United States (Atlanta, Chicago, Columbus, Dallas, Detroit, Houston, Los Angeles Basin, Memphis, New Jersey/ Pennsylvania I-95 Corridor, Phoenix, San Francisco Bay Area and Seattle). The Company intends to increase its presence in these markets and in other regional markets (Indianapolis and Orlando) and to continue its strategy of being a demand-driven, competitively priced, nationwide provider of industrial space.

     The Company's senior executives have an average of approximately 18 years experience in the commercial real estate business and an average tenure of nine and a half years with the Company and its predecessors. These senior executives' comprehensive in-house expertise includes management of public and private companies, operating public real estate investment trusts, acquisitions, dispositions, development, property management, leasing, marketing, finance, accounting and law. the executive officers include Allen J. Anderson, Chairman and Chief Executive Officer, Milton K. Reeder, President and Chief Financial Officer, and Dennis Higgs, Executive Vice President. The Company also has attracted institutional investors that, as of December 31, 1997, owned a substantial portion of the company's outstanding stock, including Hunt Realty Corporation ("Hunt"), USAA Real Estate Company ("USAA"), Ameritech Pension Trust ("Ameritech"), Cohen & Steers Capital Management, Inc., The State Teachers Retirement Board of Ohio ("OTR"), and the Prudential Insurance Company of America and certain related entities ("Prudential").

     The Company was incorporated in the state of Maryland in May 1995. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ended December 31, 1995. The Company's executive offices are located at 455 Market Street, 17th Floor, San Francisco, California 94105, and its telephone number is (415) 281-3900. at December 31, 1997, the Company had 36 employees.

BUSINESS OBJECTIVE

     The Company's fundamental business objective is to maximize total return to its stockholders by increasing cash flow per share and increasing the long-term value of the Properties. The Company intends to achieve this objective by continuing to implement the operating strategies summarized below.

     The Company's business strategy is responsive to the accelerated pace of change in the location and use of distribution space. Management believes this change is the result of global competition and technological advances which drive companies to increase efficiencies and reduce costs. Logistics, the science of procuring, storing and distributing goods, has redefined many of the criteria for designing distribution space and has led to the development of the modern warehouse. The Company defines the modern warehouse building as one that typically has greater clear heights to stack goods (24 feet or greater), deeper truck turning radii (in excess of 130 feet), high capacity sprinkler systems and cross docking capabilities as well as other important features that are designed to increase the velocity of goods distribution. In addition, the rapid decline in the cost of computer driven technology has provided many companies with improved methods for tracking, storing and retrieving goods. As a result, there is a growing trend among distribution space users to consolidate inventory into large, modern warehouses located in major markets along the "path of goods movement" (I.E., major cities at the intersection of highways, airports, rail lines and shipping ports). Major cities along the path of goods movement are the markets that the Company has targeted for acquisition and development opportunities.

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

GROWTH

     The Company's growth strategy is to acquire and develop industrial properties while maximizing cash flow from the Properties. The Company seeks to make acquisitions and develop new properties to meet the needs of customers.
The Company seeks to maximize cash flow from the Properties by retaining existing tenants, releasing space at higher rates and increasing occupancy levels. As part of this strategy, the Company will seek to build market share, to achieve name recognition and to continue to improve its operating efficiency. Specifically, the Company will evaluate and engage in the following activities:

     ACQUISITIONS. The Company continually investigates opportunities to acquire individual and portfolios of properties. During the year ended December 31, 1997, the Company acquired 13 individual Properties which aggregate to 2.6 million square feet of space. As of December 31, 1997, costs incurred to date for these individual Properties total approximately $92.5 million.

     In addition, the Company intends to pursue acquisitions of multi-building portfolios currently owned by regional developers seeking increased liquidity, including acquisitions through tax-advantaged structures sometimes referred to as "down REITs." Many U.S. companies are, for various financial and logistical reasons, seeking to sell their distribution facilities. Also, many institutional investors own industrial portfolios which they may seek to liquidate. During the year ended December 31, 1997, the Company successfully completed five portfolio acquisitions comprising 12.1 million square feet of space. As of December 31, 1997, costs incurred to date for these five portfolio acquisitions totaled approximately $418.5 million.

     The following table summarizes the Property and portfolio acquisitions completed during the year ended December 31, 1997.



                                                                                RENTABLE
                                                                                  SQUARE        INVESTMENT
                 PROPERTY NAME                    LOCATION                         FEET           COST (1)
       -------------------------------         ------------------                -------      -------------
       Meyer Circle                            Los Angeles Basin                 201,380      $   8,358,207
       South Arlington                         Indianapolis                      219,104          7,554,351
       80th Avenue                             Chicago                           302,500          9,304,514
       Eucalyptus Avenue                       Los Angeles Basin                 169,719          5,173,146
       Yates Avenue                            Los Angeles Basin                 373,361         16,497,870
       2501 N. Great Southwest Pkwy.           Dallas                            117,025          3,433,556
       425 South Rockefeller                   Los Angeles Basin                 110,000          3,938,912
       100 Friars Lane                         New Jersey/I-95                   181,370         10,032,407
       2200 Cedars Road                        Atlanta                           201,600          6,054,227
       3050-3080 Enterprise Street             Los Angeles Basin                  64,640          3,578,282
       2190 Hanson Way                         San Francisco Bay Area            200,000          7,077,041
       4647 Pine Timbers                       Houston                           143,550          3,665,641
       4660 Pine Timbers                       Houston                           306,785          7,783,007
       Prudential Portfolio (2)                Various                         5,231,406        180,807,031
       Prudential Real Estate
         Investors I                           Various                           825,568         32,885,005
       Prudential Real Estate
         Investors II                          Columbus                          953,691         32,037,746
       Ameritech Portfolio Group A             Various                         2,144,848         83,038,967
       Ameritech Portfolio Group B             Various                         1,960,334         62,921,444
       Estate of James Campbell
         Portfolio                             Dallas                            607,275         15,844,135
       UBS Portfolio                           New Jersey/I95                    397,897         10,987,739
                                                                              ----------       ------------
                                                                              14,712,053       $510,973,228
                                                                              ----------       ------------
                                                                              ----------       ------------

-----------------
(1) Investment Cost includes all costs incurred to date for the property acquisitions.

(2) Includes the acquisition of thirteen industrial properties, which were conveyed in a simultaneous purchase and sale by the Company to a single buyer, for a total sale price of $49.7 million.

     DEVELOPMENT. The Company also seeks to develop new warehouse/distribution properties on a selective basis. During the year ended December 31, 1997, the Company completed construction on five build-to-suit transactions totaling $35.6 million and aggregating 786,960 square feet.

     The following table summarizes the development projects completed during the year ended December 31, 1997:

                                                                          RENTABLE
                                                       DATE OF              SQUARE      INVESTMENT
   PROPERTY NAME                LOCATION              COMPLETION             FEET        COST (1)
--------------------      --------------------        ----------         -----------   -------------
Boulder Avenue            Minneapolis                 March 1997           100,000      $  4,157,332
Highlands Parkway         Atlanta                     July 1997            150,000         7,818,932
Enterprise Park A         Dallas                      September 1997       129,800         4,251,123
2200 Consulate Drive      Orlando                     September 1997       242,160         9,853,326
Skylab Road               Los Angeles Basin           December 1997        165,000         9,538,194
                                                                           -------      ------------
                                                                           786,960      $ 35,618,907
                                                                           -------      ------------
                                                                           -------      ------------

------------------
(1) Investment Cost includes all costs incurred to date for completed development projects.

     As of December 31, 1997, the Company had development projects in progress with an aggregate square footage of 3,181,614 and estimated aggregate development cost of approximately $107.4 million. The development projects in progress have anticipated stabilization dates through September 1998. The Company expects that future development projects will be undertaken to (i) meet expansion needs of existing tenants, (ii) meet requirements of new tenants on a build-to-suit basis, and (iii) selectively provide inventory for lease in certain markets.

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

     INTERNAL GROWTH. The Company seeks to capitalize on opportunities to maximize growth in cash flow from the properties by (i) retaining existing tenants, (ii) increasing occupancy, and (iii) releasing space at higher rates. the occupancy rate of the portfolio at December 31, 1997 was 97%. The Company's ability to retain existing tenants and its commitment to increasing occupancy levels may improve property revenues by minimizing vacancy periods attributable to leasing downtime and reducing leasing costs such as tenant improvements and leasing commissions. Further, the Company seeks to achieve internal growth through controlling operating expenses and renovating properties to a higher and better use where appropriate.

PORTFOLIO MANAGEMENT

     The Company's portfolio management strategy is to actively manage the portfolio by utilizing market research to help determine which markets and submarkets are most favorable for new acquisitions. This research is designed to facilitate the understanding of market cycles for demand and supply. Market cycles vary from region to region, making individual markets more or less attractive for new acquisitions at any given time on a comparative basis. The Company intends to emphasize new acquisitions in those markets which are, at the time, believed to offer better risk adjusted investment returns. Based on the same research and understanding of comparative market cycles, the Company will sell assets that no longer meet its business objectives or when a market is believed to be overvalued.

     REDEPLOYMENT OF ASSETS. As part of its portfolio management strategy, the Company seeks to reposition its existing portfolio by selling Properties which no longer meet its investment criteria. The Company plans to focus on the development and management of warehouse/distribution and light industrial Properties and, accordingly, the Company intends to market and sell the balance of its retail Properties as market conditions warrant.
During the year ended December 31, 1997, the Company sold five Properties and a parcel of land for $12 million. In addition, thirteen industrial Properties were directly conveyed in a simultaneous purchase and sale by the Company to a single buyer for a total sale price of $49.7 million in conjunction with a property for stock transaction. Subsequent to December 31, 1997, the Company sold a warehouse/distribution property located in Memphis, Tennessee for $1.9 million.

MARKETING AND LEASING

     The Company's marketing and leasing strategy is to anticipate customer needs in a manner that promotes tenant retention and maximizes the opportunity to increase net rental revenues. The Company plans to increase its market share in the markets in which it currently owns Properties. Management believes that by obtaining and expanding critical mass in these markets, the Company can achieve above-average rents and occupancy levels. This opportunity arises out of an ability to anticipate the changing needs of existing tenants who seek either to expand or relocate their operations to other buildings owned by the Company. The Company believes that this flexibility generally leads to greater tenant satisfaction, higher average rents and lower cost of operations. In addition, significant local market presence may create increased access to potential new tenants.

     The Company pursues an active leasing strategy by aggressively marketing available space, renewing existing leases at higher rents per square foot and seeking leases that provide for the pass-through of property-related expenses to the tenant. One component of the Company's leasing strategy is to increase the percentage of "triple-net" leases (based on leased area) which provide that the tenant reimburses the Company for property taxes, insurance and maintenance costs.

     The Company will continue to expand existing local marketing programs that focus on the business and brokerage communities. Also, the Company will market its industrial space directly to "Fortune 1000" users in multiple markets to meet their warehouse and distribution space needs.

FINANCING

     The Company's financing strategy is to minimize its cost of capital by maintaining conservative debt levels, achieving an investment grade credit rating and maintaining ready access to public and private debt and equity capital. The Company believes that the size of its portfolio and the geographic diversity of its buildings and tenants will allow it access to the debt and equity markets that are not generally available to smaller, less diversified property owners. In addition, management believes that growing and further diversifying its portfolio may enhance the Company's ability to achieve an investment grade credit rating. Where intermediate or long-term debt financing is employed, the Company will generally seek to obtain fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt.

     The Company intends to operate with a ratio of debt-to-total market capitalization that generally will not exceed 50%. Total market capitalization is defined as the total indebtedness divided by total market capitalization which equals the sum of total indebtedness and the market value of the Company's Common Stock, after giving effect to the conversion of the Company's 2,272,727 outstanding shares of Series B Preferred Stock. At December 31, 1997, the Company's debt-to-total market capitalization rate was 23.7%.

     During the year ended December 31, 1997, the Company was successful in amending and restating the Unsecured Credit Facility ("Unsecured Credit Facility") on two separate transactions which ultimately resulted in: (i) an increase in the borrowing limit from $75 million to $250 million, (ii) a decrease in the interest spread over LIBOR from 1.7% to 1.3%, and (iii) an extension of the maturity date from February 26, 1998 to April 3, 2000.

     In addition, on November 20, 1997, the Company completed a private offering of $160 million in principal of unsecured senior notes to institutional investors. The unsecured senior notes were issued in two tranches, $135 million maturing on November 20, 2007, bearing an interest rate of 7.25% per annum and $25 million maturing on November 20, 2009, bearing an interest rate of 7.30% per annum.

ORGANIZATION

     The Company's organizational strategy is to maintain professional staff which focuses on important value-added decisions. The Company implements its growth, portfolio management, marketing and leasing, financing and organizational strategies, together with other critical operating functions, from its headquarters in San Francisco and its four regional offices located in Boston, Chicago, Dallas and Los Angeles. The Boston office opened in February 1998. The Company is staffed by experienced real estate professionals and executives who also have substantial private and public capital markets expertise. The Company's management and real estate professionals perform the following functions: asset management, investment analysis, acquisition due diligence, asset acquisition and disposition, marketing, capital markets, legal and accounting. The Company maintains operational, financial and reporting control in all aspects of its business. However, the Company relies on outsourcing of certain functions where it is most cost-effective to do so and when management believes that it can effectively oversee and monitor the quality of services performed by outside vendors. In pursuing build-to-suit opportunities that meet its investment objectives, the Company relies on qualified third parties to provide design and construction services.

     The Company currently employs a system of independent agents or "regional operators" to provide tenants with certain routine services on a day-to-day basis. These services include maintenance, rent collections, oversight of physical improvements and certain other services that may be performed by third party providers in a reliable and cost-effective manner.

     The Company's officers and asset management staff are directly responsible for all leasing activities, including (i) initiating renewal/expansion negotiations with existing tenants, (ii) soliciting the brokerage community for new lease proposals, and (iii) negotiating and signing all leases. In addition, the Company's asset managers maintain regular contact with tenants to assure customer service and monitor the effectiveness of individual regional operators on day-to-day property-specific duties. The Company believes this system has helped to maintain high tenant retention in the Properties while increasing rental rates on lease renewals.

THE INDUSTRIAL REAL ESTATE SECTOR

     The Company believes that the industrial real estate sector provides an opportunity for attractive returns on investment and that demand for industrial space will increase as a result of such factors as population growth, increased industrial production, increased capital spending and increased consumer demand. In the Company's opinion, these economic factors, should lead to continued strong demand for industrial space. Although the amount of construction of industrial space in 1996 and 1997 increased significantly from the depressed levels of the early 1990s, management believes that the overall decrease in the supply of industrial space during the previous six years, coupled with increased demand for modern space and the downward trend of vacancy rates, will result in increases in rental rates and appreciation in the value of properties in the industrial real estate sector.

TARGET MARKETS

     GENERAL. The Company believes that as retailing and manufacturing businesses continue to focus on higher inventory turnover rates and just-in-time delivery of goods, transportation of products will continue to be the most important link in the distribution chain. Faster movement of inventory is increasing the importance of storing finished goods near the final consumer for quick response to meet consumer demand. Further, greater reliance on just-in-time inventory control by manufacturers requires that goods used in the manufacturing process be stored relatively close to manufacturing centers to ensure continuous replenishment of those goods when needed.

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

     The Company's current target markets are Atlanta, Chicago, Columbus, Dallas, Detroit, Houston, Indianapolis, Los Angeles Basin, Memphis, New Jersey/Pennsylvania I-95 Corridor, Orlando, Phoenix, San Francisco Bay Area and Seattle.

     The Company expects that it will make further investments in target markets in which it currently owns Properties and may identify other target markets as attractive investment opportunities become available. The Company believes that opportunities exist in target markets to acquire or develop additional industrial properties at attractive returns.

     The Company's target markets have been selected on the basis of their ability to play a continuing and expanding role in the country's nationwide distribution process. The Properties are generally located near major transportation facilities, including highway and freeway interchanges, airports, shipping ports and railyards. Management believes that the portfolio of Properties is geographically well-located within competitive submarkets and is well-received by prospective tenants and the brokerage communities in the target markets. The current portfolio is characterized by a tenant base that is a mix of local, regional and national companies. These companies are involved in a variety of industries, including retailing and wholesaling, telecommunications, aerospace, publishing, entertainment, advertising, pharmaceuticals and financial services. Within these industries, the Company's tenants are involved in all stages of the manufacturing, assembly and distribution processes of a diverse set of commercial and retail products and services. The Company intends to continue to improve this tenant base in each target market by increasing the general credit quality of tenants and placing an emphasis on tenants that have increasing distribution and storage space requirements.

     As part of its business plan, the Company intends to evaluate additional markets in which it may acquire and develop properties and may eliminate certain existing target markets as conditions warrant.

     NATIONAL FOCUS. The Company believes that its national focus on ownership and management of industrial properties in selected markets has many strategic advantages over owning and managing properties exclusively in one region of the country. These advantages include the following:

   -   Enabling the Company to maintain and improve geographic diversification.

   - Permitting the Company to lease space to a tenant in more than one market.

   - Exposing the Company to direct build-to-suit transactions with major national tenants in multiple markets.

   - Providing the Company with the ability to respond to acquisition opportunities in multiple markets throughout the country.

   - Providing the Company with the opportunity to enhance or create critical mass in the largest and most diverse industrial markets.

   - Affording the Company growth opportunities in markets of institutional investment quality, thus protecting property values and providing for a reduced cost of capital.

   - Allowing the Company to establish a Meridian Industrial Trust trade name recognized by industrial space users throughout the country.

COMPETITION

     All Properties owned by the Company are located in developed areas. Within the market areas of each Property, there are numerous other industrial properties and real estate companies which compete with the Company for tenants and development and acquisition opportunities. The number of competitive industrial properties and real estate companies in such areas could have a material effect on (i) the Company's ability to rent space at the Properties and the amount of rents currently charged, and (ii) development and acquisition opportunities. The Company competes for tenants and acquisitions with other companies who have greater resources than the Company.

INSURANCE

     In addition to other types of insurance maintained by the Company, the Company carries commercial general liability and excess liability coverage on its Property portfolio in the annual aggregate amount of $150 million to insure against liability claims and provide for the costs of defense of lawsuits arising out of the Company's operation. Similarly, the Company is insured against the risk of direct physical damage in an amount necessary to reimburse the Company on a replacement cost basis for costs incurred to repair or rebuild each property; this coverage includes reimbursement for any loss of rental income during the reconstruction period in the aggregate amount as to be sufficient to repair, or replace properties damaged by insured perils. There are, however, certain types of losses (such as losses arising from acts of war or relating to pollution) that are not generally insured because they are either uninsurable or not economically insurable.

REGULATION AND SUPERVISION

     ENVIRONMENTAL MATTERS. Under various federal, state and local laws and regulations, a current or previous owner, operator, manager or developer of real estate may be liable for the cost of response to a hazardous substance release to the environment that is detected on a property or in the ground or surface water associated with a property. These laws often impose liability without regard to whether the owner or operator was responsible for causing the hazardous substance release. The cost of response may be substantial, and the presence of the release, or the failure to respond to the release, may adversely affect the owner's or operator's ability to sell the real estate or borrow against the real estate.

     Persons who arrange for the disposal or treatment of hazardous substances at an off-site facility may also be liable for the cost of any necessary response to a release at the treatment of disposal facility. Certain laws govern the management of asbestos containing building materials. If asbestos containing building materials are not properly handled during demolition or remodeling of structures, the person responsible may be held liable in government enforcement proceedings and for personal injuries that may have resulted from exposures to asbestos fibers. In addition, the presence of hazardous substances at a site adjacent to or in the vicinity of a property could have an adverse effect on the value of the property and cause the owner to incur costs to demonstrate that the owner's property has not contributed to the hazardous substance release.

     Although certain tenants at several of the Properties use hazardous substances in the ordinary course of their operations, the Company believes that those Properties are in material compliance with all federal, state and local regulations regarding hazardous substances and the Company is not aware of any material liability or claim relating to hazardous substances at any of the Properties.

     All of the Properties have been subject to at least a Phase I environmental assessment. These assessments were intended to evaluate the environmental condition of, and potential environmental liabilities associated with, the Properties, and generally include (i) a visual observation of the Properties during a site visit; (ii) a review of certain records concerning the Properties including publicly-available information concerning known conditions at other properties in the vicinity of the Properties; (iii) consideration of the likely presence of asbestos-containing materials in the buildings on the Properties;
(iv) consideration of the likely presence of elevated levels of lead in the drinking water; (v) an inquiry into the likely presence of polychlorinated biphenyl's in electrical transformers; (vi) consideration of the presence of underground or above-ground storage tanks and (vii) the preparation of a written report. A Phase I assessment does not include sampling or analysis of soil, ground water or other environmental media or subsurface investigations.

     A property acquired in the Merger has experienced groundwater contamination. An environmental consultant has reported that the sources of the contamination appear to be adjoining parcels. A responsible party has acknowledged orally that they must fund remediation costs. Management has reviewed the financial condition of the responsible party (a municipality located in the San Francisco Bay Area) and believes that party has the ability to fund the costs of remediation. Accordingly, the Company has not accrued any liability related to this property.

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

RISKS ASSOCIATED WITH RELIANCE ON FORWARD LOOKING STATEMENTS

     This report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company and its management with respect to, among other things (i) potential acquisitions or property developments by the Company; (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; (iv) the Company's growth strategy, operating strategy and financing strategy; (v) the declaration and payment of dividends; and (vi) regulatory matters affecting the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. Risks and uncertainties associated with the Company's acquisition activities include risks that acquisition opportunities explored by the Company may be abandoned, investments will fail to perform in accordance with expectations and analysis with respect to the cost of improvements to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment. Additional factors that may cause such differences are described in the Risk Factors section of the Company's Registration Statement on Form S-11, File No. 333-02322.

     ITEM 2.  PROPERTIES.

     The Company owned and operated 193 warehouse/distribution and light industrial Properties (collectively, the "Industrial Properties") encompassing 23,701,264 million square feet of leasable space that was 97% leased as of December 31, 1997. The Company also owned and operated two retail Properties encompassing 384,875 square feet of leasable space that was 92% leased as of December 31, 1997.

     The following table summarizes the Industrial Properties as of December 31, 1997.


                                                                 RENTABLE       % OF TOTAL
                                  NO. OF         PERCENT           SQUARE          SQUARE          INVESTMENT
MARKET                          PROPERTIES       OCCUPIED           FEET            FEET            COST (1)
------------------------      -------------    -----------     ------------     -----------   -------------------
Atlanta                              5             100%            679,716          2.87%       $   25,805,254
Chicago                             22              95%          2,655,142         11.20%           82,434,650
Columbus                             6             100%          1,968,283          8.31%           62,968,996
Dallas                              41              94%          4,636,593         19.56%          129,122,951
Detroit                             13              91%            654,321          2.76%           27,146,105
Houston                             10              94%          1,134,445          4.79%           27,986,846
Indianapolis                         1             100%            219,104          0.92%            7,554,351
Los Angeles Basin (2)               48              97%          5,584,211         23.56%          212,253,836
Little Rock                          2             100%            235,250          0.99%            4,445,767
Memphis                             10             100%          1,943,287          8.20%           38,955,462
Miami                                3              99%            219,379          0.93%           11,621,845
Minneapolis                          1             100%            100,000          0.42%            4,157,332
Nashville                            3             100%            437,552          1.85%            6,524,166
New Jersey/I-95                     10             100%            579,267          2.44%           21,020,147
Orlando                              1             100%            242,160          1.02%            9,853,326
Phoenix                              5             100%            587,105          2.48%           20,352,631
Richmond                             2              92%            145,799          0.62%           13,233,910
San Diego                            2             100%            191,451          0.81%           10,058,483
San Francisco Bay Area               6              98%          1,124,276          4.74%           53,012,471
Seattle                              1              75%            237,281          1.00%           12,278,624
St. Louis                            1             100%            126,642          0.53%            2,970,682

------------------------      -------------    -----------     ------------     -----------   -------------------
Total Portfolio Summary            193              97%         23,701,264        100.00%       $  783,757,835
------------------------      -------------    -----------     ------------     -----------   -------------------
------------------------      -------------    -----------     ------------     -----------   -------------------

------------------------
(1)  Investment Cost includes all costs incurred to date for the Property.
(2) Includes seven warehouse/distribution buildings comprising 623,678 square feet which serve as collateral for a participating mortgage note receivable in the principal amount of $21.5 million. The buildings are 100% occupied as of December 31, 1997.

     The following tables lists each of the Company's Industrial Properties and Properties Under Development as of December 31, 1997.


                                               INDUSTRIAL PROPERTIES

                                                                RENTABLE                                            NUMBER
                                                                 SQUARE          PERCENT          INVESTMENT          OF
    PROPERTY NAME                      LOCATION                   FEET           OCCUPIED            COST(1)        TENANTS
---------------------          -----------------------       -------------     ------------     --------------    ------------
ATLANTA
2200 Cedars Road                 Lawrenceville, GA               201,600          100.00%        $  6,054,227           1
Highlands Parkway                Smyrna, GA                      150,000          100.00%           7,818,932           1
1901 Riverside                   Austell, GA                      66,300          100.00%           4,034,698           1
1601 Riverside                   Austell, GA                     119,031          100.00%           3,600,244           3
1701 Riverside                   Austell, GA                     142,785          100.00%           4,297,153           1

CHICAGO
1000 Lunt                        Elk Grove Village, IL           121,465          100.00%           2,590,677           6
1090 Pratt                       Elk Grove Village, IL            24,975          100.00%             634,054           1
1100 Pratt                       Elk Grove Village, IL            39,500          100.00%           1,095,535           1
1180 Pratt                       Elk Grove Village, IL            24,350          100.00%             537,790           1
1201 Busse                       Elk Grove, IL                    24,000          100.00%             401,182           1
17025 Wallace                    South Holland, IL                95,515          100.00%           1,966,191           3
17129 Wallace                    South Holland, IL                84,000          100.00%           1,677,852           1
1815 Landmeier                   Elk Grove, IL                    77,150          100.00%           1,703,593           1
2375 Touhy Ave                   Elk Grove, IL                    53,550          100.00%           1,198,768           1
3 Timber Court                   Bolingbrook, IL                 320,722          100.00%          12,559,233           4
3400 West Lake                   Glenview, IL                    121,225          100.00%           2,619,596           2
Crossroads Parkway               Bolingbrook, IL                 249,130           68.24%           9,371,251           2
5101 W. 122nd Street             Alsip, IL                       123,986          100.00%           3,138,285           3
700 Pratt                        Elk Grove Village, IL            81,480          100.00%           1,812,810           3
80 Internationale Boulevard      Glendale Heights, IL            135,526          100.00%           6,344,201           2
801 Lunt                         Elk Grove Village, IL            41,600            0.00%             941,836          --
80th Avenue                      Pleasant Prairie, WI            302,500          100.00%           9,304,514           1
900 Pratt                        Elk Grove Village, IL            30,000          100.00%             781,525           1
Bedford Park                     Bedford Park, IL                200,808          100.00%           3,247,722           1
101 Regency Drive                Glendale Heights, IL            150,000          100.00%           7,409,865           1
500 Regency Drive                Glendale Heights, IL            160,660          100.00%           7,006,431           1
Lombard I                        Lombard, IL                     193,000          100.00%           6,091,739           1

COLUMBUS
2303 John Glenn                  Columbus, OH                    289,491          100.00%          10,236,105           2
Crosswind Drive                  Columbus, OH                  1,014,592          100.00%          30,931,250           1
200 Constitution Drive           Fairfield, OH                   235,000          100.00%           8,050,588           1
2141 Southwest                   Grove City, OH                  126,200          100.00%           4,330,994           2
6959-6967 Alum Creek             Columbus, OH                    145,000          100.00%           4,508,807           3
6969 Alum Creek                  Columbus, OH                    158,000          100.00%           4,911,252           1

DALLAS
10425 Plano Road                 Dallas, TX                      159,600          100.00%           4,969,456           3
1049 Avenue H East               Arlington, TX                   104,948          100.00%           2,615,768           1
13700 Benchmark Drive            Farmers Branch, TX              180,841          100.00%           6,008,795           1
1441 Patton Place                Carrollton, TX                  106,048          100.00%           3,326,764           5
1505 Valwood Parkway             Carrollton, TX                   83,200          100.00%           3,229,692           2


                                                                RENTABLE                                            NUMBER
                                                                 SQUARE          PERCENT          INVESTMENT          OF
    PROPERTY NAME                      LOCATION                   FEET           OCCUPIED            COST(1)        TENANTS
---------------------          -----------------------       -------------     ------------     --------------    ------------
1701 Timberlake Drive           Arlington, TX                   227,120          100.00%           3,749,361           1
2022 McKenzie Drive             Carrollton, TX                  155,496          100.00%           5,116,318           1
2501 N. Great S.W. Parkway      Grand Prairie, TX               117,025            0.00%           3,433,556          --
2800 E. Plano Parkway           Plano, TX                       144,000          100.00%           5,014,644           4
399 Great S. W. Parkway         Arlington, TX                    42,350          100.00%           1,061,514           1
415-417 113th Street            Grand Prairie, TX                68,962          100.00%           1,724,604           1
500-508 113th Street            Grand Prairie, TX                68,962          100.00%           1,722,274           1
514-516 Great S.W. Parkway      Arlington, TX                   110,327          100.00%           2,749,325           1
714-720 107th Street            Arlington, TX                    76,035          100.00%           1,897,883           2
918-920 Avenue N                Grand Prairie, TX                29,643          100.00%             746,004           2
Beltline                        Carrollton, TX                   96,000          100.00%           1,736,011           6
Centreport 17                   Fort Worth, TX                   51,923          100.00%           1,849,552           1
Centreport VII                  Fort Worth, TX                  122,259          100.00%           5,183,179           3
Enterprise Building Park A      Allen, TX                       129,800          100.00%           4,251,123           1
Exchange Service Center 1       Arlington, TX                   147,840          100.00%           2,480,024           1
Exchange Service Center 2       Arlington, TX                   141,616           60.90%           2,585,898           2
Great Southwest 110             Arlington, TX                   163,043          100.00%           2,915,543           1
Great Southwest 4               Arlington, TX                    90,880           36.44%           1,579,348           1
Highland Place                  Dallas, TX                      279,840          100.00%           7,970,659           1
Las Colinas 1                   Irving, TX                       35,050          100.00%             805,204           1
Northgate 4                     Dallas, TX                       56,633          100.00%           1,096,542           2
Northgate International         Garland,  TX                    260,000          100.00%           7,302,095           1
Palisades I                     Plano, TX                        56,000           80.00%           1,261,413           5
Palisades II                    Plano, TX                        56,000           80.00%           1,200,682           5
201 Regal Row                   Dallas, TX                       59,970          100.00%           1,189,425           1
Sarah Jane Parkway              Grand Prairie, TX               361,690          100.00%          15,843,667           1
Valley Branch II                Farmers Branch, TX               74,160          100.00%           1,376,646           2
Valwood 20                      Farmers Branch, TX               99,600          100.00%           3,090,013           1
Valwood IV                      Farmers Branch, TX               64,533          100.00%           1,393,333           2
Water's Ridge                   Lewisville, TX                  367,744          100.00%          10,201,581           1
Las Colinas 4                   Irving, TX                       22,159           22.56%             525,496           2
Las Colinas 5                   Irving, TX                       77,304           83.33%           1,813,423           2
Northgate 28                    Dallas, TX                       36,736          100.00%             947,787           1
Northgate 5                     Dallas, TX                       31,747          100.00%             748,406           3
Regal Empress                   Dallas, TX                       46,509           92.02%           1,787,483           5
Valley Branch I                 Farmers Branch, TX               33,000           81.52%             622,460           6

DETROIT
HCC - Lot 26-11                 New Boston, MI                   77,060          100.00%           2,877,056           1
HCC - Lot 27-8                  New Boston, MI                   47,556          100.00%           2,139,420           1
HCC - Lot 6-16                  New Boston, MI                  111,204          100.00%           3,430,184           1
Pontiac                         Pontiac, MI                      74,400          100.00%           2,675,095           1
H & J Industrial 1              Farmington Hills, MI             28,241           66.78%           1,036,183           5
H & J Industrial 2              Farmington Hills, MI             14,565           83.19%             607,458           8
H & J Industrial 3              Farmington Hills, MI             15,910          100.00%             971,214           4
H & J Industrial 4              Farmington Hills, MI              6,200          100.00%             247,255           1
Southfield Commerce Ctr. 1      South Field, MI                  38,485           90.26%           1,428,870           6
Southfield Commerce Ctr. 2      South Field, MI                  58,545          100.00%           2,278,615          11
Troy Tech II                    Troy, MI                        122,829           76.19%           6,688,675           2


                                                                RENTABLE                                            NUMBER
                                                                 SQUARE          PERCENT          INVESTMENT          OF
    PROPERTY NAME                      LOCATION                   FEET           OCCUPIED            COST(1)        TENANTS
---------------------          -----------------------       -------------     ------------     --------------    ------------

Westhills Commerce Ctr. 1       Farmington Hills, MI             26,687          100.00%           1,446,211           9
Westhills Commerce Ctr. 2       Farmington Hills, MI             32,639           64.54%           1,319,869           7

HOUSTON
4647 Pine Timbers               Houston, TX                     143,550          100.00%           3,665,641           6
4660 Pine Timbers               Houston, TX                     306,785           95.02%           7,783,007          13
Brittmore Distribution - 1      Houston, TX                     168,758          100.00%           3,951,845           3
Brittmore Distribution - 2      Houston, TX                     145,520          100.00%           3,378,429           7
Perimeter Distribution - 1      Houston, TX                      97,246           87.23%           2,189,406           3
Perimeter Distribution - 2      Houston, TX                      43,680          100.00%             971,817           4
Pine North Distribution - 1     Houston, TX                      48,600           43.95%           1,221,790           2
Pine North Distribution - 2     Houston, TX                      81,000          100.00%           2,058,297           1
Pinemont Distribution - 1       Houston, TX                      31,186           72.31%             866,926           1
Pinemont Distribution - 2       Houston, TX                      68,120          100.00%           1,899,688           4

INDIANAPOLIS
South Arlington                 Indianapolis, IN                219,104          100.00%           7,554,351           1

LOS ANGELES BASIN
1051 South Rockefeller Ave.     Ontario, CA                     133,775          100.00%           4,291,550           1
11195 Eucalyptus Street         Rancho Cucamonga, CA            125,952          100.00%           3,389,679           1
11440 Pacific Avenue            Fontana, CA                     136,260          100.00%           5,514,851           2
14821 East Northam Street       La Mirada, CA                    70,756          100.00%           3,168,338           1
19545 East San Jose Avenue      City of Industry, CA            126,720          100.00%           4,158,098           1
3050-3080 Enterprise Avenue     Brea, CA                         64,640          100.00%           3,578,282           3
3200 Enterprise Street          Brea, CA                        132,000          100.00%           4,380,518           1
425 South Rockefeller           Ontario, CA                     110,000          100.00%           3,938,912           1
500 South Dupont Street         Ontario, CA                     275,169          100.00%          10,216,864           1
8865 Utica Avenue               Rancho Cucamonga, CA            177,744          100.00%           5,842,487           1
Arenth Avenue                   City of Industry, CA            332,790          100.00%           9,819,830           1
Cedarpointe 14                  Ontario, CA                      40,159          100.00%           1,722,325           1
Cedarpointe 15                  Ontario, CA                      49,611          100.00%           2,125,345           1
Cedarpointe 16                  Ontario, CA                      66,894          100.00%           2,862,270           1
Cedarpointe 17                  Ontario, CA                      50,383          100.00%           2,158,262           1
Cedarpointe 18                  Ontario, CA                      62,126          100.00%           2,658,969           1
Cedarpointe Industrial Park-2   Ontario, CA                     124,220          100.00%           4,445,890           2
Dominguez North - Bldg 1        Compton, CA                      85,345          100.00%           4,753,342           1
Dominguez North - Bldg 10       Compton, CA                      73,555          100.00%           2,822,842           5
Dominguez North - Bldg 11       Compton, CA                      50,296          100.00%           1,857,572           1
Dominguez North - Bldg 2        Compton, CA                      60,175          100.00%           2,737,581           1
Dominguez North - Bldg 3        Compton, CA                      50,003          100.00%           1,681,419           1
Dominguez North - Bldg 4        Compton, CA                      54,359          100.00%           2,239,209           1
Dominguez North - Bldg 5        Compton, CA                     206,483          100.00%           9,524,211           1
Dominguez North - Bldg 6        Compton, CA                     108,387          100.00%           4,800,227           1
Dominguez North - Bldg 7        Compton, CA                     100,000          100.00%           2,143,258           1
Dominguez North - Bldg 8        Compton, CA                      98,013          100.00%           2,603,884           1
Dominguez North - Bldg 9        Compton, CA                     183,000          100.00%           7,279,874           1
4451 Eucalyptus Avenue          Chino, CA                       169,719            0.00%           5,173,146          --
Meyer Circle                    Corona, CA                      201,380          100.00%           8,358,207           1
Mission Oaks                    Camarillo, CA                   310,736          100.00%           9,088,544           1



                                                                RENTABLE                                            NUMBER
                                                                 SQUARE          PERCENT          INVESTMENT          OF
    PROPERTY NAME                      LOCATION                   FEET           OCCUPIED            COST(1)        TENANTS
---------------------          -----------------------       -------------     ------------     --------------    ------------
Rustin Avenue                   Riverside, CA                   113,721          100.00%           4,166,080           2
Skylab Road                     Huntington, Beach CA            165,000          100.00%           9,538,194           1
Valencia Industrial Bldg.       Valencia, CA                    107,520          100.00%           5,023,385           1
Wanamaker                       Ontario, CA                     136,249          100.00%           4,550,482           2
Yates Avenue                    Montebello, CA                  373,361          100.00%          16,497,870           2
Chatsworth                      Chatsworth, CA                   40,000          100.00%           2,548,768           1
Cypress A                       Cypress, CA                      32,256          100.00%           1,571,466           1
Cypress B                       Cypress, CA                      68,760          100.00%           2,974,563           3
Cypress C                       Cypress, CA                      36,216          100.00%           1,612,295           1
North Irvine                    Santa Ana, CA                    56,800          100.00%           2,934,947          12

LITTLE ROCK
Baxter                          Little Rock, AR                  50,000          100.00%           1,324,384           1
Port Distribution               Little Rock, AR                 185,250          100.00%           3,121,383           2

MEMPHIS
4000 Air Park Cove              Memphis, TN                     120,640          100.00%           1,602,326           1
4013 Premier (2)                Memphis, TN                     181,064          100.00%           1,765,476           1
Airport Bldg #14                Memphis, TN                     175,275          100.00%           2,772,277           2
Airport Bldg #16A               Memphis, TN                      62,290          100.00%           1,516,355          11
Airport Bldg #16B               Memphis, TN                      21,000          100.00%             470,152           1
Airport Bldg #17                Memphis, TN                     142,618          100.00%           2,246,404           2
Airport Bldg #3                 Memphis, TN                      75,000          100.00%           1,068,094           2
Delp Distribution               Memphis, TN                     300,000          100.00%           6,885,674           1
Olive Branch                    Olive Branch, MS                800,000          100.00%          16,507,400           1
Willow Lake Business Park       Memphis, TN                      65,400          100.00%           4,121,304           1

MIAMI
Centerport Building A           Pompano Beach, FL                80,040           98.08%           3,670,950           3
Centerport Building B           Pompano Beach, FL                95,940          100.00%           3,426,086           4
Centerport Building E           Pompano Beach, FL                43,399          100.00%           4,524,809           2

MINNEAPOLIS
Boulder Avenue                  Rosemount, MN                   100,000          100.00%           4,157,332           1

NASHVILLE
1550 Heil Quaker                La Vergne, TN                   238,900          100.00%           3,612,449           1
1600 Corporate Place            La Vergne, TN                   102,652          100.00%           1,451,344           1
Hennessey Warehouse             La Vergne, TN                    96,000          100.00%           1,460,373           2

NEW JERSEY/I-95
100 Friars Lane                 Thorofare, NJ                   181,370          100.00%          10,032,408           1
103-105 Gaither Drive           Mt. Laurel, NJ                   89,140          100.00%           2,448,152           2
110 Gaither Drive               Mt. Laurel, NJ                   51,646          100.00%           1,422,986           3
112 Gaither Drive               Mt. Laurel, NJ                   48,000          100.00%           1,323,235           1
130 Benigno Blvd.               Bellmawr, NH\J                   53,020          100.00%           1,460,579           2
361 Bellevue Road               Newark, DE                       39,200          100.00%           1,094,127           3
9020 Pennsauken Highway         Pennsauken, NJ                   25,316          100.00%             702,622           1
9040 Pennsauken Highway         Pennsauken, NJ                   28,000          100.00%             776,687           1
9160 Pennsauken Highway         Pennsauken, NJ                   22,175          100.00%             616,686           1



                                                                RENTABLE                                            NUMBER
                                                                 SQUARE          PERCENT          INVESTMENT          OF
    PROPERTY NAME                      LOCATION                   FEET           OCCUPIED            COST(1)        TENANTS
---------------------          -----------------------       -------------     ------------     --------------    ------------
9255 Commerce Highway           Pennsauken, NJ                   41,400          100.00%           1,142,665           2

ORLANDO
2200 Consulate Drive            Orlando, FL                     242,160          100.00%           9,853,326           1

PHOENIX
4440 East Elwood Street         Phoenix, AZ                     157,626          100.00%           7,070,730           2
470 West Vaughn Street          Tempe, AZ                        60,633          100.00%           2,410,797           1
7000 West Latham Street         Phoenix, AZ                     273,586          100.00%           8,313,418           1
Phoenix N. 27th                 Phoenix, AZ                      32,480          100.00%             855,146           1
Phoenix Plaza Three             Phoenix, AZ                      62,780          100.00%           1,702,540           1

RICHMOND
North Run III                   Richmond, VA                     53,941           96.44%           5,059,075          10
North Run IV                    Richmond, VA                     91,858           89.77%           8,174,835           6

SAN DIEGO
6355 Nancy Ridge Drive          San Diego, CA                     5,294          100.00%             279,171           1
Scripps Ranch                   San Diego, CA                   186,157          100.00%           9,779,312           5

SAN FRANCISCO BAY AREA
2190 Hanson Way                 Woodland, CA                    200,000          100.00%           7,077,042           1
Gold River Lane                 Stockton, CA                    351,788          100.00%          13,574,126           1
Overlake Place                  Newark, CA                      160,000          100.00%           8,535,314           1
San Carlos Industrial (3)       San Carlos, CA                  134,352           99.97%           8,085,289           6
2711 North First Street         San Jose, CA                     74,621          100.00%           6,497,284           3
Barrington Business Park        Hayward, CA                     203,515           91.04%           9,243,416          27

SEATTLE
Park At Woodinville             Woodinville, WA                 237,281           75.38%          12,278,624          12

ST. LOUIS
5463 Phantom Drive              St. Louis, MO                   126,642          100.00%           2,970,682           1

                                                            -----------          -------       -------------        ----
TOTAL INDUSTRIAL PROPERTIES                                  23,077,586           96.65%       $ 762,257,835         443
                                                            -----------          -------       -------------        ----
                                                            -----------          -------       -------------        ----

INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE(4)
Rancho Downey A-G               Los Angeles, CA                 623,678          100.00%       $  21,500,000          19
                                                            -----------          -------       -------------        ----
                                                            -----------          -------       -------------        ----

------------------------
(1)  Investment cost includes all costs incurred to date for the Property.
(2) On February 28, 1998, the Company sold the 4013 Premier Property. See Item 7 of this report.
(3)  In 1998, Company has entered into a contract to sell the San Carlos
     Property.
(4) In 1997, the Company acquired a $21.5 million participating mortgage loan secured by seven warehouse/distribution buildings. The participating mortgage loan is classified as Investment in Unconsolidated Joint Venture in the financial statements.

                             PROPERTIES UNDER DEVELOPMENT


                                                        ESTIMATED         RENTABLE         ESTIMATED
                                                         DATE OF           SQUARE         DEVELOPMENT
 PROPERTY NAME                   LOCATION               COMPLETION          FEET            COST(1)
-----------------------       -----------------------   ------------      ---------      -------------
 2225 Cedars Road             Atlanta                     March 1998       249,600       $   6,871,508
 Carrowinds Boulevard         Charlotte                    July 1998       558,900          21,600,000
 Enterprise Building B        Dallas                      April 1998       124,798           4,134,000
 Enterprise Building C        Dallas                        May 1998       178,013           7,052,092
 Frankford Trade Center       Dallas                       June 1998       709,920          20,560,209
 Meridian Distribution
   Cntr.                      Los Angeles Basin           April 1998       606,753          19,626,000
 Lebanon Pike Circle          Nashville                   April 1998       178,630           7,281,528
 2100 Consulate Drive         Orlando                   January 1998        75,000           3,915,580
 Gateway One                  San Francisco Bay Area      April 1998       500,000          16,400,294
                                                                         ---------        ------------
                                                                         3,181,614        $107,441,211
                                                                         ---------        ------------
                                                                         ---------        ------------

------------------
(1) Estimated development cost includes all estimated costs to complete construction.

     LEASES EXPIRATIONS OF INDUSTRIAL PROPERTIES. At December 31, 1997, 460 leases, representing 95% of the annual base rent ("Base Rent") from the leased space at the Industrial Properties are leased on a triple-net basis with tenants responsible for most day-to-day operating expenses such as real estate taxes, insurance, utilities, maintenance of common areas and non-structural repairs. The Company's tenant retention rate on a square footage basis for the Industrial Properties during the year ended December 31, 1997 was 69%. Average base rents for lease renewals and released space increased by 4.53% during the year ended December 31, 1997. The Company expects to obtain additional rental increases from existing leases in 1998 which have scheduled rental adjustments (both fixed and inflation indexed). These leases comprise approximately 25% of the annual base rent of the Company's industrial leases.

     The following table summarizes scheduled lease expirations for the Industrial Properties for all leases in effect as of December 31, 1997. The table assumes that none of the tenants exercises a renewal option or termination right.


                              RENTABLE     PERCENTAGE OF    CUMULATIVE %         ANNUAL
                            SQUARE FEET    TOTAL LEASED    OF TOTAL LEASED      BASE RENT
               NUMBER OF     SUBJECT TO     SQUARE FEET      SQUARE FEET          UNDER
                 LEASES       EXPIRING      OF EXPIRING      OF EXPIRING        EXPIRING
YEAR            EXPIRING       LEASES         LEASES           LEASES           LEASES(1)
----           ---------    -----------    ------------    ---------------   ---------------
1998(2)           115        3,952,200        17.25%           17.25%            $15,452,971
1999              107        3,134,235        13.68%           30.93%             13,160,047
2000               90        3,136,308        13.69%           44.62%             11,804,482
2001               64        2,800,194        12.22%           56.84%             11,293,304
2002               47        2,088,003         9.11%           65.95%              8,079,372
2003               15          705,670         3.08%           69.03%              3,003,324
2004                9          428,178         1.88%           70.91%              1,449,683
2005               18        1,982,393         8.65%           79.56%              6,223,757
2006               10        2,167,077         9.46%           89.02%              7,866,543
2007                6        1,005,764         4.39%           93.41%              3,644,840
Thereafter          6        1,508,859         6.59%          100.00%              5,352,491
               -------      -----------      ------                          ---------------
                  487       22,908,881       100.00%                             $87,330,814
               -------      -----------      ------                          ---------------
               -------      -----------      ------                          ---------------

----------------
(1) Represents annualized monthly Base Rent of the leases in effect at December 31, 1997. For purposes of this report, "Base Rent" means contractual gross rent and, therefore, excludes payments by tenants on account of real estate taxes and operating expense reimbursements.
(2)  Month-to-month tenants are included as 1998 expirations.

LAND HELD FOR DEVELOPMENT

     On December 10, 1997, the Company acquired a 27.4 acre site located in the Los Angeles Basin for a purchase price of approximately $3 million. On January 16, 1998, the Company acquired a 19.2 acre site located in the Los Angeles Basin scheduled for development comprising approximately 372,000 square feet upon completion. The purchase price was $3.4 million. On March 23, 1998, the Company acquired 19 acres of land on three unimproved sites located in California scheduled for development of five buildings which will total approximately 377,000 square feet upon completion. The purchase price was $6,314. In addition, the Company has two land options comprising 88.3 acres for which purchase and sale agreements have been executed.

RETAIL PROPERTIES

     At December 31, 1997, the Company owned two retail Properties ("Retail Properties") consisting of one neighborhood and one community shopping center with a total of 384,875 square feet of retail space. That space was 92% leased to 40 tenants with an annualized monthly Base Rent of $2,843,805 from leases in effect as of December 31, 1997. The Retail Properties account for 1.60% of the total rentable square feet of the Company's entire portfolio. The Company expects to sell the remaining Retail Properties in its portfolio as market conditions warrant and purchase with the net proceeds from such sales, Industrial Properties that meet the Company's investment objectives. The Company's investments in Retail Properties are subject to risks incident to (i) the oversupply of retail space in certain areas of the United States,
(ii) competition from new retailers and the nationwide expansion of existing retailers, and (iii) general economic conditions.

     In addition, some of the retail leases include guaranteed minimum rents plus potential percentage rents equal to a specified percentage of the tenant's sales over specified amounts. During the year ended December 31, 1997, few retail tenants' sales reached the amounts specified in the percentage rent clauses of their leases.

     LEASES EXPIRING OF RETAIL PROPERTIES. The following table summarizes scheduled lease expirations for the Retail Properties for all leases in effect as of December 31, 1997. The table assumes that none of the tenants exercises a renewal option or termination right.



                                                 PERCENTAGE OF       CUMULATIVE %         ANNUAL
                                 SQUARE FEET      TOTAL LEASED     OF TOTAL LEASED      BASE RENT
                 NUMBER OF       SUBJECT TO       SQUARE FEET        SQUARE FEET          UNDER
                  LEASES          EXPIRING        OF EXPIRING        OF EXPIRING         EXPIRING
YEAR              EXPIRING          LEASES          LEASES            LEASES            LEASES(1)
------          ----------       -----------     -------------    ----------------     -----------
1998(2)             1               36,903            10.46%            10.46%         $  491,294
1999                1               30,541             8.66%            19.12%            298,555
2000                1               25,784             7.31%            26.43%            301,206
2001                1                3,000             0.85%            27.28%             40,500
2002                1                5,817             1.65%            28.93%             63,966
2003               --                   --             0.00%            28.93%                 --
2004                1               12,840             3.64%            32.57%            149,280
2005               --                   --             0.00%            32.57%                 --
2006               --                   --             0.00%            32.57%                 --
2007               --                   --             0.00%            32.57%                 --
Thereafter          2              237,806            67.43%           100.00%          1,499,004
                ------       --------------    -------------                          -----------
                    8              352,691           100.00%                           $2,843,805
                ------       --------------    -------------                          -----------
                ------       --------------    -------------                          -----------

---------------

(1) Represents annualized monthly Base Rent of the leases in effect at December 31, 1997. For purposes of this report, "Base Rent" means contractual gross rent and, therefore, excludes payments by tenants on account of real estate taxes and operating expense reimbursements.
(2)  Month-to-month tenants are included as 1998 expirations.

PRINCIPAL TENANTS

     The Company's 15 largest tenants accounted for approximately 25% (or approximately $22.4 million) of the total annual Base Rent at December 31, 1997. The weighted average remaining lease term for the 15 largest tenants was 6.4 years at December 31, 1997. Although the loss of several significant tenants could have a materially adverse effect on the financial condition of the Company, the Company believes that the total number and geographical diversity of tenants at the Industrial Properties contributes to the stability of the portfolio, eases releasing of space subject to expiring leases and mitigates the potential impact on cash flows due to periodic vacancies.

     The following table summarizes the 15 largest tenants occupying the Properties, as measured by annualized Base Rent as of December 31, 1997.

                                           NUMBER            SQUARE        ANNUAL             PERCENTAGE
                                            OF                FEET          BASE               OF TOTAL
                                           LEASES            LEASED        RENT(1)            PORTFOLIO
                                          -------          ---------      ---------           ---------
 Sears Roebuck and Co.                          3          1,814,592    $ 4,966,448             5.5%
 Continental General Tire, Inc.                 2            632,790      2,120,916             2.4
 Carnation Company(2)                           1            260,000      1,771,448             2.0
 S.C. Johnson & Son, Inc.                       2            502,500      1,665,385             1.9
 Kirk Paper Corporation                         1            315,705      1,412,712             1.6
 Allegiance Healthcare Corporation(3)           1            361,690      1,294,127             1.4
 Kraft Foods, Inc.                              1            351,788      1,278,262             1.4
 Technicolor Videocassette, Inc.                1            310,736      1,132,585             1.3
 Cumberland Swan, Inc.                          2            341,552      1,127,122             1.3
 L.D. Brinkman and Company                      1            367,744      1,055,676             1.2
 Moog Automotive, Inc.                          1            209,682        966,215             1.1
 International Business Machine                 1            150,000        937,500             1.0
 AmeriSource Health Corporation                 1            181,370        936,747             1.0
 Mattel Toys                                    1            275,169        924,576             1.0
 Core-Mark Distributors, Inc.                   1            201,380        852,000             0.9
                                          -------          ---------    -----------           ---------
 Total                                         20          6,276,698    $22,441,719           25.0%
                                          -------          ---------    -----------           ---------
                                          -------          ---------    -----------           ---------



----------
(1)  Represents annualized monthly Base Rent of the leases in effect at December
     31, 1997.  For purposes of this report, "Base Rent" means   contractual
     gross rent and, therefore, excludes payments by tenants on account of real estate taxes and operating expense reimbursements.
(2)  This tenant has sub-leased this space to Blockbuster Music Corp.
(3)  This lease is guaranteed by Baxter Healthcare Corporation.

     ITEM 3.   LEGAL PROCEEDINGS.

     The Company currently is not involved in any litigation and does not know of any litigation currently threatened, except for routine litigation arising in the ordinary course of business.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.

-------------------------------------------------------------------------------
                                      PART II
-------------------------------------------------------------------------------


     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

     The Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") since February 26, 1996, under the symbol "MDN." On March 3, 1998, the last reported sales price per share of Common Stock on the NYSE was $24.813. There were approximately 16,630 holders of record of the Company's Common Stock at March 3, 1998. The following table summarizes the high and low last reported closing sales prices per share of the Common Stock on the NYSE during each calendar quarter the Common Stock has been listed.

         >

     PERIOD                                       HIGH             LOW
     -------------------------------------------------------------------
     1997
     First Quarter                                $24.125        $20.875
     Second Quarter                               $23.625        $20.500
     Third Quarter                                $25.625        $22.188
     Fourth Quarter                               $26.188        $21.875

     1996
     February 26, 1996 through March 31, 1996     $16.625        $15.125
     Second Quarter                               $18.375        $15.875
     Third Quarter                                $18.125        $17.125
     Fourth Quarter                               $21.750        $17.125


     There are two holders of record of the Series B Preferred Stock owning 2,272,727 shares. The Series B Preferred Stock is convertible into Common Shares at any time.

     As a condition of maintaining its status as a REIT, the Company is required to make distributions to stockholders that aggregate annually to at least 95% of its taxable income. For the period beginning February 23, 1996 (the date the Merger and Asset Purchase were completed) through March 31, 1996, the Company declared and paid a distribution of approximately $0.12 per share to holders of record of Common Stock (equivalent to a quarterly distribution of $0.29 per share). Thereafter, the Company has declared and paid regular quarterly distributions of $0.29 per share to holders of its Common Stock, which on an annualized basis is equivalent to an annual distribution of $1.16 per share. For the period beginning February 23, 1996 (the date of completion of the Preferred Stock Private Placement) through March 31, 1996, the Company declared and paid a distribution per share to the holders of record of the Series B Preferred Stock of $0.13 (equivalent to a quarterly distribution of approximately $0.31 per share). Thereafter, the Company has declared and paid regular quarterly distributions of $0.31 per share to holders of Series B Preferred Stock. Beginning January 1, 1998, each share of Series B Preferred Stock is entitled to receive quarterly dividends, an amount equal to the greater of (i) the quarterly preferred dividend amount declared by the Board of Directors ("the Board"), for the quarter ended December 31, 1997, or (ii) the dividend paid per share of Common Stock for the current quarter. Future distributions by the Company will be at the discretion of the Company's Board and will depend on the actual funds from operations of the Company, its financial condition, its capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board deems relevant.
In addition, the rights of holders of Common Stock to receive distributions are junior to the rights of the holders of the Series B Preferred Stock; the terms of the Series B Preferred Stock provide that no dividends may be paid on shares of Common Stock if dividends to which the holders of Series B Preferred Stock are entitled are in arrears. There can be no assurance that any such distributions will be made by the Company.

     In the Merger, holders of Trust VI common stock and Trust VII common stock received a total of 553,000 warrants to purchase Common Stock ("Merger Warrants"). The Merger Warrants were issued in certificated form under a Warrant Agreement between the Company and First Chicago Trust Company of New

York, as warrant agent. The Merger Warrants were issued on April 8, 1996. Each Merger Warrant entitles the holder to receive one share of Common Stock upon its exercise. The Merger Warrants are listed for trading on the American Stock Exchange. The Merger Warrants are exercisable during the period May 23, 1997 through February 23, 1999. The exercise price of the Merger Warrants is $16.23 (the average of the closing prices of the Common Stock for the first 20 trading days after the Merger).

     The exercise price of the Merger Warrants and the number of shares of Common Stock issuable upon exercise of the Merger Warrants are subject to adjustment in the event of stock dividends, stock splits, subdivisions, reclassifications, reorganizations, consolidations and mergers. During the period that the Merger Warrants are exercisable, the Merger Warrants may be exercised by delivering the certificates representing the Merger Warrants, and paying the exercise price by cash or certified or bank check, to the warrant agent. The Merger Warrants may not be exercised unless a registration statement under the Securities Act, covering the underlying shares of Common Stock, is current and effective and those shares of Common Stock have been qualified, or there is an exemption from applicable qualification requirements, under the securities laws of the state of residence of the holder of the Merger Warrants. The issuance of the shares of Common Stock underlying the Merger Warrants have been registered on a registration statement filed by the Company that was declared effective January 6, 1996. However, the Company may suspend the exercisability of the Merger Warrants from time to time during the exercise period if, for any reason, no registration statement is effective with respect to the shares of Common Stock underlying the Merger Warrants (for example, because a stop order relating to the registration statement issued by the SEC is then in effect) or the Company determines that the Prospectus does not provide current information as required by the Securities Act or otherwise needs to be amended in order to comply with the Securities Act. The Company would extend the exercise period of the Merger Warrants in the case of certain such suspensions.

     If a holder of Merger Warrants fails to exercise his or her Merger Warrants on or before February 23, 1999, those warrants will expire and the holder will have no further rights with respect to Merger Warrants. A holder of Merger Warrants will not have any rights, privileges or liabilities of a stockholder of the Company prior to exercise of the Merger Warrants, including the rights to vote and to receive distributions.

     In addition, the Company issued a warrant to purchase 184,900 shares of the Company's Common Stock at an exercise price of $14.60 per share. The warrant is exercisable in whole or in part at any time from May 23, 1997 to February 23, 1999. No shares of Common Stock have been issued pursuant to this warrant as of December 31, 1997.

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

STOCKHOLDER RIGHTS PLAN

     The Company's Board recently authorized the adoption of a stockholder rights plan designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. The rights plan is designed, among other things, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company's stockholders.

     On February 27, 1998, the Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was paid to the stockholders of record on March 16, 1998. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $.001 per share, of the Company, at a price of $100 per one one-thousandth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of March 12, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent.

     ITEM 6.   SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data for the Company as of and for the years ended December 31, 1997 and December 31, 1996. The Company was incorporated on May 18, 1995. Except for interest earned on its investments and general and administrative expenses which were incurred and accrued, the Company had no other activities prior to February 23, 1996, the date of the Merger. This table should be read in conjunction with the more detailed financial statements included elsewhere herein.

     In addition, the table summarizes certain selected financial data of the Merged Trusts as of and for the three years ended December 31, 1995 and for the period January 1, 1996 to February 23, 1996.

                         SELECTED FINANCIAL AND OTHER DATA
                        AS OF AND FOR THE PERIODS INDICATED
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  COMPANY                                          MERGED TRUSTS
                                   ----------------------------------      -----------------------------------------------------
                                     YEAR           YEAR     MAY 18,       JANUARY 1,
                                     ENDED         ENDED     1995 TO       1996 TO            FOR THE YEAR ENDED DECEMBER 31,
                                    DECEMBER      DECEMBER   DECEMBER      FEBRUARY 23,       -------------------------------
                                    31, 1997      31, 1996   31, 1995       1996 (2)          1995          1994         1993
                                   ---------    ----------   ---------     -----------    ---------     -----------   ---------
OPERATING DATA:
  Total Revenues.................  $  66,150    $   35,041  $       33      $    5,158    $  34,597     $   34,822    $  35,024
  Income (Loss) Before
    Gain (Loss) on Divestiture of
  Properties and
    Extraordinary Items.........      23,958        11,161      (1,293)           (542)         852        (11,135)      (9,993)
  Gain (Loss) on Divestiture of
     Properties, Net............        (462)        3,313          --              --           --             --           --
  Extraordinary Items...........        (808)         (411)         --              --       (1,865)            --          796
  Net Income (Loss).............      22,688        14,063      (1,293)           (542)      (1,013)       (11,135)      (9,197)
  Net Income (Loss)
    Allocable to Common               19,870        11,651      (1,322)             --           --             --           --
  Net Income  (Loss) Per
    Basic Common Share:
    Before Extraordinary
    Item........................  $     1.17    $     1.42  $(1,468.89)   $         --    $      --     $       --    $      --
    Net Income (Loss)...........        1.12          1.37   (1,468.89)             --           --             --           --
  Net Income  (Loss) Per
    Diluted Common Share:
    Before Extraordinary
     Item.......................  $     1.13     $    1.37  $   (32.05)   $         --    $      --     $       --    $      --
    Net Income (Loss)...........        1.09          1.33      (32.05)             --           --             --           --
 Distributions Per
    Share:
    Common Stock................        1.16          0.99          --              --           --             --           --
    Preferred Dividends.........        1.24          1.06        0.03              --           --             --           --

BALANCE SHEET DATA:
  Investment in Real
    Estate Assets, Net..........  $  830,007    $  321,984   $       --     $       --    $ 217,216     $  226,219    $ 249,492
  Total Assets..................     863,512       333,063        3,724             --      247,159        250,986      275,951
  Unsecured Notes, Net..........     160,109            --           --             --           --            --            --
  Mortgage Loans................      66,094        66,094           --             --      109,728        137,143      151,130
  Unsecured Credit
    Facility....................      20,500        11,500           --             --           --            --            --
  Stockholders' Equity
    (Deficit)...................     570,139       243,513         (714)            --      106,375        107,388      118,523

OTHER DATA:
 Funds From
    Operations (1)..............  $   35,067    $   16,076   $       --     $       --    $      --     $       --   $       --
  Cash Flows Provided By
    (Used In):
   Operating Activities.........      37,286        20,615         (459)          (549)       7,229          6,755        8,226
   Investing Activities             (177,402)      (86,302)        (576)          (185)      (5,039)         5,949         (466)
   Financing Activities.........     145,029        68,154        1,510           (442)      (6,069)       (14,200)      (4,696)
  Weighted Average:
    Basic Common Shares
     Outstanding................  17,791,304     8,476,461          900             --           --             --           --
    Diluted Common Shares
     Outstanding................  18,264,459    10,545,878       41,251             --           --             --           --
    Preferred Shares
     Outstanding................   2,272,727     2,272,727    1,000,000             --           --             --           --

------------
 (1) In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of an entity to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of an entity's cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of an entity's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations is defined by NAREIT as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates Funds From Operations as defined by NAREIT and as interpreted in the White Paper (i.e., the Company does not add back amortization of deferred financing costs and depreciation of non-rental real estate assets to net income). In addition, other real estate companies may calculate Funds From Operations differently than the Company. A reconciliation of Funds From Operations to net income for the years ended December 31, 1997 and 1996 is summarized below:


                                                             FOR THE YEARS
                                                                 ENDED
                                                               DECEMBER 31,
                                                           1997           1996
                                                         -------        -------
  Net Income                                             $22,688        $14,063
  Reconciling Items:
    Depreciation and Amortization of
       Real Estate Assets                                 11,109          4,915
    (Gain) Loss on Divestiture of
       Properties, Net                                       462         (3,313)
    Extraordinary Item                                       808            411
                                                         -------        -------
  Funds From Operations                                  $35,067        $16,076
                                                         -------        -------
                                                         -------        -------

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
               (DOLLARS IN THOUSANDS, UNLESS INDICATED OTHERWISE)

INTRODUCTION

     The Company is a self-administered and self-managed real estate operating company engaged primarily in the business of owning, acquiring, developing, managing, and leasing income-producing warehouse/distribution and light industrial properties. (See Item 1 of this report.) The Company's principal asset is its portfolio of 193 Industrial Properties and two Retail Properties. (See Item 2 of this report.)

     This section should be read in conjunction with the financial statements and supplementary data listed in Item 8 and Item 14 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in those financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company intends to finance property acquisitions, development, expansions and renovations using a combination of cash flow from operations and bank and institutional debt financing, supplemented with private or public debt or equity placements. Where intermediate or long-term debt financing is employed, the Company generally seeks to obtain fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt. The Company intends to operate with a ratio of debt-to-total market capitalization that generally will not exceed 50%. Total market capitalization is defined as the total indebtedness divided by total market capitalization which equals the sum of total indebtedness, the market value of the Company's Common Stock and the liquidation preference value of the Series B Preferred Stock.

SOURCES OF LIQUIDITY

     The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, (iii) borrowings under the Unsecured Credit Facility, (iv) proceeds from private or public equity or debt placements, and
(iv) proceeds from the sale of properties. A summary of the Company's historical cash flows for the year ended December 31, 1997, are as follows:

      Cash flows provided by (used in):
      Operating activities                                                 $  37,286
      Investing activities                                                  (177,402)
      Financing activities                                                   145,029



     As of December 31, 1997, the Company had approximately $7,855 in unrestricted cash and cash equivalents.

     As of December 31, 1995, the Merged Trusts and Trust 83 had approximately $126,100 in total debt, $33,500 of which was paid off concurrent with the Merger using a portion of the net proceeds from the sale in a private placement of 2,272,727 shares of Series B Preferred Stock, resulting in an outstanding debt balance after the Merger of approximately $92,600. Subsequent to the Merger, the Company drew on the Unsecured Credit Facility and used the proceeds to retire all other debt assumed upon the Merger and Asset Purchase, except for the $66,094 outstanding on the fixed rate debt facility (the "Mortgage Loan"). The Mortgage Loan bears interest at an annual rate of 8.63% and requires interest only payments until its maturity in 2005.

     The Unsecured Credit Facility originally bore interest at LIBOR plus 1.7%, was scheduled to mature in February 1998, and provided for a maximum borrowing amount of $75,000. On April 21, 1997, the Unsecured

Credit Facility was amended and restated. This amendment and restatement of the Unsecured Credit Facility provided for (i) an increase in the borrowing limit from $75,000 to $150,000, (ii) a decrease in the interest rate spread over LIBOR from 1.7% to 1.4%, and (iii) an extension of the maturity date to April 3, 2000, from February 26, 1998. On September 23, 1997, the Unsecured Credit Facility was further amended and restated to provide for (i) an increase of the borrowing limit from $150,000 to $250,000 and (ii) a decrease in the interest rate spread over LIBOR from 1.4% to 1.3%. At December 31, 1997, the interest rate on Unsecured Credit Facility was 7.02%. During the year ended December 31, 1997, the Company borrowed $182,500 under its Unsecured Credit Facility to fund property acquisitions and developments.

     On November 20, 1997, the Company completed a private offering of $160,000 in principal of unsecured senior notes to institutional investors. The unsecured senior notes were issued in two tranches, $135,000 maturing on November 20, 2007, bearing an interest rate of 7.25% per annum, and $25,000 maturing on November 20, 2009, bearing an interest rate of 7.30% per annum. Interest on these notes is payable semiannually. The proceeds were used to repay borrowings on the Unsecured Credit Facility. In connection with this transaction, the Company entered into two forward exchange rate contracts which resulted in a premium totaling $109.

     On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note payable bearing an interest rate different from the prevailing market rate at the date of acquisition. This interest rate differential was recorded as a premium. The new loan amounting to $10,429 has a maturity date of July 15, 1998 and provides for monthly principal and interest payments of $96 based on an interest rate of 9.89% per annum and a 30-year amortization schedule.

     Future minimum principal payments for the Company's mortgage loans and long-term debt as of December 31, 1997, are as follows:


               Years Ending
               December 31,                               Amount
               ------------                           ----------
                   1998                               $   10,350
                   1999                                       --
                   2000                                   20,500
                   2001                                       --
                   2002                                       --
                Thereafter                               226,094
                                                      ----------
                                                      $  256,944
                                                      ----------
                                                      ----------

     The $20,500 of long-term debt maturing in the year 2000 represents the borrowings outstanding on the Unsecured Credit Facility. This amount will change to the extent borrowings and/or payments are made on the Unsecured Credit Facility in 1998 and 1999.

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

     In addition to the variable interest rate contracts on the Unsecured Credit Facility, the Company may incur indebtedness in the future that bears interest at a variable rate, or it may be required to refinance its debt at higher rates. As a result, increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay distributions to stockholders.

     On December 23, 1997, the Company completed a public offering of 414,508 shares of the Company's Common Stock at an offering price of $24.125 per share, resulting in gross proceeds of $10,000. The Company used the net proceeds to fund two property acquisitions.

     In connection with the Merger, the Company issued approximately 553,000 warrants to purchase an equal number of shares of the Company's Common Stock
(the "Merger Warrants").   May 23, 1997, was the first day of the exercise
period for the Merger Warrants. Each Merger Warrant entitles the holder to purchase one share of the Company's Common Stock at the exercise price of $16.23. The exercise period ends February 23, 1999. As of December 31, 1997, the Company had issued 23,315 shares pursuant to exercise of the Merger Warrants.

     In addition, the Company issued a warrant to purchase 184,900 shares of the Company's Common Stock at an exercise price of $14.60 per share. The warrant is exercisable in whole or in part at any time from May 23, 1997 to February 23, 1999. No shares of Common Stock have been issued pursuant to this warrant as of December 31, 1997.

     During the year ended December 31, 1997, the Company sold five Properties and a parcel of land for an aggregate sales price of $11,983. The Properties and land parcel were located in Alabama, Texas, California, Arizona and Georgia. After closing costs and pro-rated items totaling $654 from these transactions, the Company received net proceeds aggregating to $11,329.

     On February 28, 1998, the Company sold a property located in Tennessee for a sales price of $1,880. After closing costs and pro-rated items totaling $110, the Company received net proceeds of $1,770. The Company has entered into an agreement to sell the San Carlos property located in California. The net proceeds from Property dispositions will be used to repay borrowings on the Unsecured Credit Facility.

USES OF LIQUIDITY

     The Company's principal applications of its cash resources are: (i) funding of property acquisitions and developments; (ii) payments of capital improvements and leasing costs; (iii) payment of distributions; (iv) payment of property operating costs including property expenses, property taxes, general and administrative expenses, and interest expense; and (v) principal payments on debt.

     The Company anticipates that it will have sufficient cash flows to fund:
(i) its operating needs, (ii) capital improvements on its properties, and (iii) the proposed distributions to its common and preferred stockholders. Planned capital improvements on the Company's properties consist of tenant improvements and other expenditures necessary to lease and maintain the properties.

     The Company has been declaring and paying dividends on a quarterly basis. During the years ended December 31, 1997 and 1996, dividends declared to Common Stockholders aggregated to $24,425 and $10,544, respectively, or $1.16 and $.99 per share of Common Stock, respectively. During the years ended December 31, 1997 and 1996, dividends declared to Series B Preferred Stockholders aggregated to $2,818 and $2,412, respectively, or $1.24 and $1.06 per share of Preferred Stock, respectively. Beginning January 1, 1998, each share of Series B Preferred Stock is entitled to receive quarterly dividends in an amount equal to the greater of (i) the quarterly preferred dividend amount declared by the Board of Directors for the quarter ended December 31, 1997, or (ii) the dividend paid per share of Common Stock for the current quarter. See Item 5 of this report.

     On March 4, 1998, the Board declared a dividend of $0.33 per share of Common Stock payable on April 17, 1998 to stockholders of record on April 3, 1998. This represents a 14% increase in the annualized dividend to $1.32 from $1.16 per share. The Board also declared a dividend of $0.33 per share of Series B Preferred Stock payable on April 15, 1998, to stockholders of record on April 3, 1998. This represents a 6% increase in the annualized dividend to $1.32 from $1.24 per share.

     During the year ended December 31, 1997, the Company repaid borrowings on its Unsecured Credit Facility totaling $173,500 using the net proceeds received from (i) a private offering of $160,000 in principal of unsecured senior notes to institutional investors, (ii) property dispositions during 1997, and (iii) existing cash reserves.

DEVELOPMENT PROJECTS

     During the year ended December 31, 1997, the Company, either directly or through consolidated partnerships, completed development of and placed in service five warehouse/distribution Properties comprising 786,960 square feet with an aggregate cost of $35,619.

     At December 31, 1997, the Company had, either directly or through consolidated partnerships, nine warehouse/distribution Properties under development or scheduled for development comprising 3,181,614 square feet upon completion. The aggregate cost for the design and construction of these development projects is estimated to be approximately $107,441. As of December 31, 1997, the Company incurred total project costs of approximately $35,336 on these development projects. The Company anticipates funding the balance of such development costs from cash reserves and borrowings under the Unsecured Credit Facility.

     In connection with the development activities relating to the consolidated partnerships, the Company's minority partners contributed land and other consideration valued at $5,102.

PROPERTY AND PORTFOLIO ACQUISITIONS

     During the year ended December 31, 1997, the Company purchased thirteen Properties located in California, Georgia, Indiana, New Jersey, Texas and Wisconsin, with an aggregate square footage of 2,591,034. The aggregate purchase price for these Properties totaled $90,401. The Company funded a portion of these acquisitions from cash reserves and funded the majority of the remaining costs with borrowings under the Unsecured Credit Facility. In addition, the Company assumed mortgage notes totaling $16,153. The Company recorded a corresponding premium totaling $324 in connection with these mortgage notes.

     On September 30, 1997, the Company acquired from Ameritech Pension Trust ("Ameritech") in a property-for-stock transaction (i) eleven warehouse/distribution properties comprising 1,521,170 square feet, and (ii) a participating mortgage loan secured by a seven building, 623,678 square foot project. The purchase price totaled $81,589, including the participating loan which was purchased for $21,500. The property-for-stock transaction involved the issuance of 4,160,745 shares of the Company's Common Stock to Ameritech.

     On October 22, 1997, the Company acquired eleven additional warehouse/distribution Properties comprising 1,960,334 square feet in consideration of the issuance of 3,104,477 shares of the Company's Common Stock to Ameritech. The purchase price for this transaction totaled $61,571.

     On September 24, 1997, the Company acquired from The Prudential Insurance Company of America and related entities (collectively "Prudential") a portfolio of 44 industrial buildings containing an aggregate of approximately 3,538,000 square feet of rentable space (the "Portfolio Properties"). The aggregate contract price for the Portfolio Properties was $127,079 (the "Prudential Property Transaction"). The Company also contracted with Prudential to purchase five unimproved parcels of land located in California, Illinois and Michigan. The contract price for these parcels of $13,721 was deposited into an escrow account. In the event that the contingencies regarding these properties are not cleared to the Company's satisfaction, then the funds in the escrow account will be returned to the Company. On December 10, 1997, the Company purchased the unimproved land located in California for a purchase price of $3,055, funded from the escrow account.

     The Company funded the cost of the Prudential transactions from a combination of (i) net proceeds from the sale of 7,096,513 shares of the Company's Common Stock to Prudential and three separate accounts managed by Prudential totaling $141,901, and (ii) proceeds from borrowings under its Unsecured Credit Facility.

     Concurrent with the closing of the Prudential Property Transaction, eight industrial properties located in the metropolitan areas of New Orleans, Louisiana and five industrial properties located in the metropolitan area of Jacksonville, Florida (collectively the "EastGroup Properties") were directly conveyed in a simultaneous sale by the Company to EastGroup Properties, L.P. ("EastGroup") for a total sales price of $49,710. In addition, EastGroup paid $207 of cash for closing costs and pro-rated items. The total consideration paid by EastGroup for the EastGroup Properties was cash of $4,917 and $45,000 in fully secured promissory notes. EastGroup repaid the notes on December 30, 1997. The notes required monthly payments of interest only computed on the basis of an annual rate of 9.25%. The EastGroup Properties were conveyed at the Company's cost of such properties thus resulting in no gain or loss on the transaction.

     The Company also entered into agreements to acquire 12 industrial Properties from two separate accounts managed by Prudential Real Estate Investors. On August 29, 1997, the Company acquired seven of these properties comprising 825,568 square feet. The purchase price consisted of the payment of $16,047 in cash and the issuance of 808,888 shares of Common Stock. On September 24, 1997, the Company acquired the remaining five industrial properties comprising 953,691 square feet. The purchase price consisted of the payment of $9,361 in cash and the issuance of 1,106,931 shares of Common Stock. The total $25,408 cash portion of the purchases for these portfolios was funded from borrowings on the Company's Unsecured Credit Facility.

     On December 31, 1997, the Company acquired an eight Property portfolio located in Texas, comprising 607,275 square feet for a total purchase price of $15,700. The Company funded the acquisition from a portion of the proceeds received from the repayment of the promissory notes by the EastGroup.

     On December 31, 1997, the Company also acquired a nine Property portfolio located in New Jersey and Delaware comprising 397,897 square feet for a total purchase price of $10,790. The Company funded the acquisition from a portion of the proceeds received from the repayment of the promissory notes by the EastGroup.

ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1997

     During the period from January 1, 1998 to March 23, 1998, the Company, either directly, or through its consolidated and unconsolidated subsidiaries, acquired 12 properties and businesses with an aggregate purchase price of approximately $90,585 located in California, Texas and Nevada. These acquisitions were funded through the use of $6,739 in cash reserves, $60,154 in drawings on the Unsecured Credit Facility, and the assumption of $17,468 in mortgage indebtedness. The properties acquired have square footage totaling approximately 773,000, including three properties acquired by an unconsolidated subsidiary. In the same transactions, approximately 56 acres of land scheduled for future development was also acquired. The costs to develop these parcels is expected to aggregate to approximately $33,000, to be funded from drawings on the Unsecured Credit Facility and from cash reserves. These properties, when complete, will total approximately 749,000 square feet. In addition, the Company has entered into a commitment in the amount of $19,369 to acquire additional property from the seller of certain of the acquired properties.

OTHER RISKS

YEAR 2000 COMPLIANCE

     The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such application will be necessary. The Company has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification of replacement of such applications, as necessary. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Company's systems will be Year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse impact on the Company's future liquidity or results of operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

COMPARISON OF HISTORICAL RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 TO HISTORICAL RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996

     The Company's historical results of operations for the year ended December 31, 1996 include the operating activities subsequent to the Merger and Asset Purchase. In comparison to the operating activities of the Company for 1997, which reflect one full year of operations from January 1, 1997 to December 31, 1997, the historical results of operations for the year ended December 31, 1996 reflect the operating activities of the Company from February 23, 1996 to December 31, 1996 (the difference between these two time periods are referred to as "Short Period Differences").

     Rentals from Real Estate Investments for the years ended December 31, 1997 and 1996 totaled $63,491 and $34,465, respectively. The increase of $29,026 was due to (i) the Short Period Differences of $6,784, (ii) Properties acquired during 1996 and 1997 ("Property Acquisitions") which increased rental revenues by $22,759, and (iii) the rental revenues generated by the build-to-suit properties placed in service during 1996 and 1997 ("Completed Build-to-Suits") totaling $4,669. These increases were offset by Properties disposed of during 1996 and 1997 ("Property Dispositions") which reduced rental revenues by $5,186.

     Interest and Other Income totaled $2,014 and $576 for the years ended December 31, 1997 and 1996, respectively. The increase of $1,438 was primarily due to interest income from the $45,000 in fully secured promissory notes which was part of the consideration for the EastGroup Properties.
These notes were repaid on December 30, 1997.

     Income from Unconsolidated Joint Venture totaled $645 for the year ended December 31, 1997 resulting from interest income on the $21,500 participating mortgage loan purchased by the Company in connection with the property-for-stock transaction with Ameritech.

     Compared to 1996, Interest Expense increased by $4,957 to $11,022 during the year ended December 31, 1997. The increase was primarily due to increased levels of borrowings under the Unsecured Credit Facility during 1997 as compared to 1996.

     Compared to 1996, Property Taxes increased by $3,425 to $8,194 during the year ended December 31, 1997. The increase was due to (i) the Short Period Differences of $923, (ii) the Property Taxes attributable to the Property Acquisitions totaling $2,716, and (iii) the Property Taxes for the Completed Build-to-Suits amounting to $468. These increases were offset by Property Dispositions which reduced Property Taxes by $682.

     Compared to 1996, Property Operating Expenses increased by $1,719 to $5,540 during the year ended December 31, 1997. The increase was due to (i) the Short Period Differences of $844, (ii) the Property Operating Expenses attributable to the Property Acquisitions totaling $1,397, and (iii) the Property Operating Expenses for the Completed Build-to-Suits amounting to $417. These increases were offset by Property Dispositions, which reduced Property Operating Expenses by $939.

     General and Administrative Expenses totaled $6,212 and $4,273 for the years ended December 31, 1997 and 1996, respectively. The increase of $1,939 was due to the Short Period Differences of $423 and an increase in personnel costs of $1,516 arising from the growth of the Company.

     Compared to 1996, Depreciation and Amortization Expense increased by $6,242 to $11,194 during the year ended December 31, 1997. The increase was due to (i) the Short Period Differences of $1,336, (ii) the Depreciation Expense attributable to the Property Acquisitions totaling $4,466, and (iii) the Depreciation Expense for the Completed Build-to-Suits amounting to $1,045. These increases were offset by Property Dispositions, which reduced Depreciation and Amortization Expenses by $605.

     The Loss on Divestiture of Properties totaling $462 for the year ended December 31, 1997 was attributable to the disposition of the Wildwood and Golden Cove properties, which resulted in a total loss of $1,218. The losses were partially offset by gains on the disposition of the Birmingham I, Birmingham II and Phoenix North 23rd properties and the Marietta land parcel totaling $756.

     The Gain on Divestiture of Properties totaling $3,313 for the year ended December 31, 1996 was attributable to (i) the disposition of the Moorpark R & D Building located in California resulting in a gain of $165, (ii) the disposition of Progress Center I, Progress Center II and 8215 Highway Building located in Alabama, resulting in a gain of $230, (iii) the disposition of the Seatac and Meridian Village Shopping Centers located in Washington, resulting in a net gain of $1,420, and (iv) the disposition of eight properties located in Arizona, resulting in a net gain of $1,498.

     The Extraordinary Item totaling $808 for the year ended December 31 1997 was attributable to the restructuring of the Company's Unsecured Credit Facility. The Company wrote off loan costs in connection with this restructuring. The Extraordinary Item totaling $411 for the year ended December 31, 1996 was incurred in connection with the retirement of debt assumed in connection with the Merger and Asset Purchase.

COMPARISON OF HISTORICAL RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 TO HISTORICAL RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995

     The Company was incorporated on May 18, 1995. The Merger and Asset Purchase were consummated on February 23, 1996. Except for Interest earned on its investments and General and Administrative Expenses which were incurred and accrued, the Company had no operating activities as of December 31, 1995. As a result, the Company's historical results of operations for the year ended December 31, 1996 are not comparable to the prior year's historical results of operations. The Company's historical results of operations for the year ended December 31, 1996 include the operating activities subsequent to the Merger and Asset Purchase.

COMPARISON OF HISTORICAL AS ADJUSTED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 TO HISTORICAL AS ADJUSTED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995.

     The unaudited historical as adjusted operating data of the Company for the years ended December 31, 1996 and 1995 has been prepared to reflect (i) the respective historical results of the Merged Trusts and the Properties acquired from Trust 83 ("Trust 83 Properties"); (ii) the May 31, 1995 closing of the transactions under the stock purchase agreements between Hunt and each of the Merged Trusts and the stock purchase agreements between USAA, and each of the Merged Trusts, and the concurrent restructuring or retirement of the Merged Trusts' indebtedness ("Recapitalization"); (iii) the incremental effects of the Merger, the retirement of certain indebtedness using the net proceeds of the Series B Preferred Stock Private Placement and availability of funds on the Unsecured Credit Facility ("Refinancing"); and the effect of purchase accounting on the historical results of the Merged Trusts and the Trust 83 Properties; and (iv) the historical results of the Company to reflect the post-Merger operations of the Company as if such transactions and adjustments had occurred on January 1, 1995. The historical as adjusted information excludes the impact of the April and November offerings. The Merger, Asset Purchase and Refinancing closed concurrently on February 23, 1996.

     In the opinion of management, the unaudited historical as adjusted consolidated financial information provides for all adjustments necessary to reflect the effects of the Merger, the Asset Purchase, the Refinancing and the Recapitalization.

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


                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                     -------------------
                                                       1996      1995
                                                     --------  --------
TOTAL REVENUE                                        $ 40,199  $ 38,861

EXPENSES:
Interest                                                7,571     7,409
Property Taxes                                          5,581     5,485
Property Operating                                      4,733     5,099
General and Administrative                              5,435     4,800
Depreciation and Amortization                           6,260     5,148
                                                     --------  --------
TOTAL EXPENSES                                         29,580    27,941
                                                     --------  --------
NET INCOME BEFORE GAIN (LOSS) ON SALE OF
  PROPERTIES AND EXTRAORDINARY ITEMS                 $ 10,619  $ 10,920
                                                     --------  --------
                                                     --------  --------

     The Company's historical as adjusted Net Income of $10,619 was $301 lower for the year ended December 31, 1996 than in 1995. The decrease is mainly attributable to increases in Interest, General and Administrative, and Depreciation and Amortization Expenses totaling $162, $635 and $1,112, respectively. These expenses increased primarily due to the property acquisitions made in 1996 which necessitated borrowings on the Unsecured Credit Facility and resulted in increased General and Administrative Expenses. These were partially offset by an increase in the Net Operating Income generated by the asset portfolio. Compared to 1995, total Revenue increased by $1,338 of which $2,727 is attributable to properties acquired in 1996, partially offset by decreases in total revenues attributable to properties disposed in 1995 and 1996 totaling $1,431. Compared to 1995, Property

Operating Expenses decreased by $366 in 1996.  The Property
Operating Expenses decreased primarily due to the fact that a portion of the costs classified as Property Operating Expenses in 1995 were classified as General and Administrative Expenses in 1996.

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

--------------------------------------------------------------------------------
                                 PART III
--------------------------------------------------------------------------------

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed for its annual stockholders' meeting to be held on May 15, 1998.

     ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed for its annual stockholders' meeting to be held on May 15, 1998.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed for its annual stockholders' meeting to be held on May 15, 1998.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement to be filed for its annual stockholders' meeting to be held on May 15, 1998.

-------------------------------------------------------------------------------
                                      PART IV
-------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)    FINANCIAL STATEMENTS.  The following Company financial statements are filed as part of this report:

                                                                       PAGE
                                                                       ----
           Report of Independent Public Accountants................... F-1
           Consolidated Balance Sheets................................ F-2
           Consolidated Statements of Operations...................... F-3
           Consolidated Statements of Stockholders' Equity (Deficit).. F-4
           Consolidated Statements of Cash Flows...................... F-5
           Notes to Consolidated Financial Statements................. F-6

(a) (2)    FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are filed as part of this report:

                                                                       PAGE
                                                                       ----
           Valuation and Qualifying Accounts.......................... F-23
           Real Estate and Accumulated Depreciation................... F-24

(a) (3)    EXHIBITS.


NO.                                  DESCRIPTION
--                                   -----------
2.1   (1)  Amended and Restated Agreement and Plan of Merger among the Trusts and the Company dated as of November 10, 1995.

3.1   (2)  The Company's Third Amended and Restated Articles of Incorporation.

3.2   (2)  The Company's Second Amended and Restated Bylaws.

3.3   (3)  Amendment to Second Amended and Restated Bylaws adopted January 26,
           1996.

3.4   (3)  Second Amendment to Second Amended and Restated Bylaws adopted
           September 17, 1997.

3.5   (4)  Amendment to Second Amended and Restated Bylaws adopted January 20,
           1997.

4.1   (2)  Specimen share certificate. (See also restrictions contained in
           Exhibits 3.1 and 3.2)

4.2   (5)  Rights Agreement, dated as of March 12, 1998, between the Company and First Chicago Trust Company of New York, which includes the form of Certificate of Designation of Series C Junior Participating
           Preferred Stock as Exhibit A, the form of Rights Certificate as
           Exhibit B and the form of the Summary of Rights as Exhibit C.

10.1  (2)  Amended and Restated Employee and Director Incentive Stock Plan of
           the Company.

10.2  (6)  First Amendment to Amended and Restated Employee and Director
           Incentive Stock Plan of the Company.

10.3  (4)  Amendment to Amended and Restated Employee and Director Incentive
           Stock Plan adopted by the Company's shareholders on May 16, 1997.



10.4  (4)  Amendment to Amended and Restated Employee and Director Incentive
           Stock Plan adopted by the Company's Board of Directors on January 20, 1998.

10.5  (2)  Amended and Restated Investor Rights Agreement among the Company,
           Hunt, USAA, Trust 83, Ameritech and OTR dated as of February
           23, 1996.

10.6  (7)  Registration Rights Agreement dated September 24, 1997, among the
           Company, The Prudential Insurance Company of America, The
           Prudential Insurance Company of America on behalf of a single client insurance company separate account contained in Group
           Annuity Contract No. GA-9032, Strategic Performance Fund - II,
           Inc., and The Prudential Variable Contract Real Property Partnership.

10.7  (7)  Amended and Restated Registration Rights Agreement dated September
           24, 1997, among the Company, The Prudential Insurance Company of
           America acting for the benefit of the Chevron Separate Account, and The Prudential Insurance Company of America acting for the benefit of the Strategic Performance Fund I Separate Account.

10.8  (8)  Registration Rights Agreement dated September 30, 1997 between the
           Company and Ameritech Pension Trust.

10.9  (2)  Amended and Restated Excepted Holder Agreement between the Company and Hunt dated as of February 23, 1996.

10.10 (2)  Amended and Restated Excepted Holder Agreement between the Company and USAA dated as of February 23, 1996.

10.11 (2)  Excepted Holder Agreement between the Company and Ameritech dated as of February 23, 1996.

10.12 (2)  Excepted Holder Agreement between the Company and OTR dated as of
           February 23, 1996.

10.13 (3)  MIT-Investor Excepted Holder Agreement dated September 24, 1997 between the Company and The Prudential Insurance Company of
           America.

10.14 (4)  First Amendment to Excepted Holder Agreement dated January 20, 1998 between the Company and The Prudential Insurance Company of America.

10.15 (8)  MIT-Ameritech Amended and Restated Excepted Holder Agreement dated
           September 30, 1997, between the Company and Ameritech Pension Trust.

10.16 (1)  Amended and Restated Stockholders' Agreement among the Company, the
           Trusts, USAA, Allen J. Anderson, C.E. Cornutt, Peter O. Hanson,
           Robert E. Morgan, John S. Moody, James M. Pollak, Kenneth N.
           Stensby and Lee W. Wilson dated as of November 10, 1995.

10.17 (2)  Warrant Agreement between the Company and the First Chicago Trust
           Company of New York dated as of February 23, 1996.

10.18 (1)  Form of Indemnification Agreement signed by the Company and certain directors, officers, employees and agents of the Company.

10.19 (1)  Stock Purchase Agreement among the Company, Ameritech and OTR dated as of December 20, 1995.



10.20 (3)  Third Amended and Restated Revolving Credit Agreement dated
           September 23, 1997, among (i) the Company, (ii) BankBoston, N.A.,
           Texas Commerce Bank National Association, NationsBank of Texas, N.A.,
           Wells Fargo Bank, N.A., Dresdner Bank AG, First American Bank Texas,
           S.S.B., (collectively, the "Banks"), (iii) BankBoston, N.A. as Agent for the Banks, (iv) Texas Commerce Bank National Association as
           Documentation Agent for the Banks, and (v) NationsBank of Texas, N.A.
           as Syndication Agent for the Banks.

10.21 (3)  Second Amended and Restated Guaranty of Payment and Performance dated
           September 23, 1997 executed by MIT Unsecured L.P.

10.22 (4)  Form of First Amendment to Third Amended and Restated Revolving Credit
           Agreement dated February 19, 1998 among (i) the Company, (ii) MIT
           Unsecured L.P. and Meridian Refrigerated, Inc. (iv) BankBoston, N.A.,
           Chase Bank of Texas, National Association, NationsBank of Texas, N.A.,
           Wells Fargo Bank, N.A., Dresdner Bank AG, New York Branch and Grand
           Cayman Branch, and First American Bank Texas, S.S.B., (collectively, the "Banks"), (iii) BankBoston, N.A. as Agent for the Banks, (iv) Chase
           Bank of Texas, National Association as Documentation Agent for the
           Banks, and (v) NationsBank of Texas, N.A. as Syndication Agent for the
           Banks.

10.23 (4)  Form of Guaranty of Payment and Performance dated February 19, 1998 and signed by Meridian Refrigerated, Inc.

10.24 (6)  Amended and Restated Loan Administration Agreement between The
           Prudential Insurance Company of America and the Company, IndTennco
           Limited Partnership, Metro-Sierra Limited Partnership, and Progress
           Center/Alabama Limited Partnership dated as of February 23, 1996.

10.25 (2)  Agreement of Limited Partnership of DFW Nine dated April 15, 1987.

10.26 (2)  Amendment No. 1 to Agreement of Limited Partnership of DFW Nine dated
           June 1, 1987.

10.27 (2)  Assignment of General Partnership Interests and Agreement regarding
           DFW Nine dated February, 1996.

10.28 (6)  Assignment of Limited Partnership Interest in MIT Unsecured L.P.
           (formerly known as DFW Nine) dated December 31, 1996.

10.29 (2)  Agreement of Limited Partnership of Progress Center/Alabama Limited
           Partnership dated December 3, 1987.

10.30 (2)  First Amendment to Agreement of Limited Partnership of Progress
           Center/Alabama Limited Partnership dated June 29, 1990.

10.31 (6)  Assignment of Limited Partnership Interest in MIT Secured L.P.
           (formerly known as Progress Center/Alabama Limited Partnership) dated December 31, 1996.

10.32 (9)  Amended and Restated Stock Purchase Agreement dated June 12, 1997 by and between the Company as Seller and The Prudential Insurance Company of America, as Purchaser together with a summary of the economic terms of three additional Stock Purchase Agreements into which the Company as Seller has entered with Strategic Performance Fund-II, Inc. as
           Purchaser, The Prudential Variable Contract Real Property Partnership as Purchaser, and The Prudential Insurance Company of America on behalf of a single client insurance company account contained in Group Annuity
           Contract No. GA-9032 as Purchaser.



10.33 (9)  Purchase and Sale Agreement (Texas properties) between The Prudential
           Insurance Company of America and the Company dated May 29, 1997, together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, and the Third Amendment thereto dated August 5, 1997.

10.34 (10) Fourth Amendment to Purchase and Sale Agreement (Texas properties)
           between The Prudential Insurance Company of America and the Company dated August 20, 1997, Fifth Amendment to Purchase and Sale Agreement
           (Texas properties) between The Prudential Insurance Company of America and the Company dated September 5, 1997, and Sixth Amendment to
           Purchase and Sale Agreement (Texas properties) between The Prudential
           Insurance Company of America and the Company dated September 8, 1997.

10.35 (9)  Summary of the Purchase and Sale Agreement (Cedarpointe, CA)
           between The Prudential Insurance Company of America and the Company dated May 29, 1997, together with the First Amendment thereto dated
           July 7, 1997, the Second Amendment thereto dated July 22, and the Third
           Amendment thereto dated August 5, 1997.

10.36 (10) Fourth Amendment to Purchase and Sale Agreement (Cedarpointe, CA)
           between The Prudential Insurance Company of America and the Company dated August 20, 1997, Fifth Amendment to Purchase and Sale
           Agreement (Cedarpointe, CA) between The Prudential Insurance Company of America and the Company dated September 5, 1997, and Sixth
           Amendment to Purchase and Sale Agreement (Cedarpointe, CA) between
           The Prudential Insurance Company of America and the Company dated
           September 8, 1997.

10.37 (9)  Summary of the Purchase and Sale Agreement (460 Ellis
           Road-Jacksonville & Centerport) between The Prudential Insurance
           Company of America and the Company dated May 29, 1997, together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, and the Third Amendment thereto dated August
           5, 1997.

10.38 (10) Fourth Amendment to Purchase and Sale Agreement (460 Ellis
           Road-Jacksonville & Centerport) between The Prudential Insurance
           Company of America and the Company dated August 20, 1997, Fifth
           Amendment to Purchase and Sale Agreement (460 Ellis
           Road-Jacksonville & Centerport) between The Prudential Insurance
           Company of America and the Company dated September 5, 1997, and
           Sixth Amendment to Purchase and Sale Agreement (460 Ellis
           Road-Jacksonville & Centerport) between The Prudential Insurance
           Company of America and the Company dated September 8, 1997.

10.39 (9)  Summary of the Purchase and Sale Agreement (Michigan, Louisiana, and
           Virginia) between The Prudential Insurance Company of America and the Company dated May 29, 1997, together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July
           22, and the Third Amendment thereto dated August 5, 1997.

10.40 (10) Fourth Amendment to Purchase and Sale Agreement (Michigan,
           Louisiana, and Virginia) between The Prudential Insurance Company of
           America and the Company dated August 20, 1997, Fifth Amendment to
           Purchase and Sale Agreement (Michigan, Louisiana, and Virginia) between The Prudential Insurance Company of America and the Company dated September 5, 1997, and Sixth Amendment to Purchase and Sale
           Agreement (Michigan, Louisiana, and Virginia) between The Prudential
           Insurance Company of America and the Company dated September 8, 1997.

10.41 (9)  Summary of the Purchase and Sale Agreement (Illinois, Michigan &
           California land) between The Prudential Insurance Company of America and the Company dated May 29, 1997, together with the First
           Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, and the Third Amendment thereto dated August 5, 1997.



10.42 (10) Fourth Amendment to Purchase and Sale Agreement (Illinois, Michigan
           & California land) between The Prudential Insurance Company of
           America and the Company dated August 20, 1997, Fifth Amendment to
           Purchase and Sale Agreement (Illinois, Michigan & California) between The Prudential Insurance Company of America and the Company dated September 5, 1997, and Sixth Amendment to Purchase and Sale
           Agreement (Illinois, Michigan & California) between The Prudential
           Insurance Company of America and the Company dated September 22,
           1997.

10.43 (10) Summary of Purchase and Sale Agreement between Pru-Oma Joint Venture and the Company dated May 29, 1997 together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July
           22, the Third Amendment thereto dated August 5, 1997, the Fourth
           Amendment thereto dated August 20, 1997, the Fifth Amendment thereto dated September 5, 1997, and the Sixth Amendment thereto dated
           September 8, 1997.

10.44 (10) Summary of Purchase and Sale Agreement between The Prudential
           Insurance Company of America and One Federal Street Joint Venture as sellers and the Company as buyer dated May 29, 1997 together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, the Third Amendment thereto dated August 5,
           1997, the Fourth Amendment thereto dated August 20, 1997, the Fifth
           Amendment thereto dated September 5, 1997, and the Sixth Amendment thereto dated September 8, 1997.

10.45 (10) Agreement regarding Real Property between EastGroup Properties, L.P.
           and the Company dated September 22, 1997.

10.46 (10) Promissory Note in the amount of $18,300,000 dated September 23,
           1997 executed in favor of the Company by EastGroup Properties, L.P.

10.47 (10) Form of Mortgage and Security Agreement executed by EastGroup
           Properties, L.P. with respect to the $18,300,000 loan from the Company to EastGroup Properties, L.P.

10.48 (10) Promissory Note in the amount of $26,700,000 dated September 23,
           1997 executed in favor of the Company by EastGroup Properties, L.P.

10.49 (10) Form of Mortgage and Security Agreement executed by EastGroup
           Properties, L.P. with respect to the $26,700,000 loan from the Company to EastGroup Properties, L.P.

10.50 (11) Agreement of Purchase and Sale and Joint Escrow Instructions dated
           May 29, 1997 between the Company and State Street Bank and Trust
           Company, as Trustee for Ameritech Pension Trust.

10.51 (1)  Form of employment letters signed by the Company and, respectively,
           Allen J. Anderson, Milton K. Reeder, Dennis D. Higgs, Jaime Suarez and Robert A. Dobbin, each dated November 14, 1995, together with summary of economic terms for each such employment letter.

10.52 (2)  Employment letter signed by Celeste Woo dated November 14, 1996.

10.53 (2)  Employment letter signed by Peter B. Harmon dated January 30, 1996.

10.54 (12) Employment letter signed by Gregory D. Skirving dated January 9, 1997.

10.55 (4)  Form of Severance Agreement entered into between the Company and Allen
           J. Anderson, Dennis D. Higgs, and Milton K. Reeder.



10.56 (4)  Form of Severance Agreement entered into between the Company and
           Gregory D. Skirving, Peter B. Harmon, Timothy B. Keith, Brian R.
           Barringer, Jaime Suarez, and Robert A. Dobbin.

10.57 (4)  The Company's Severance Plan adopted February 5, 1998.

10.58 (2)  Form of Incentive Stock Option Agreement to be signed by the
           Company and certain officers and employees participating in the Company's Stock Plan.

10.59 (2)  Form of Nonstatutory Stock Option Agreements to be signed by the
           Company and certain directors, officers, employees and agents participating in the Company's Stock Plan.

10.60 (2)  Form of Promissory Note used in connection with the purchase the
           Company's Common Stock signed by Messrs. Anderson ($200,000),
           Reeder ($40,000), Higgs ($90,000), Keith ($30,000) and Suarez
           ($20,000).

10.61 (2)  Note Purchase Agreement between the Company and The First National
           Bank of Boston dated as of February 13, 1996.

10.62 (2)  Security Agreement and Assignment of Account to The First National
           Bank of Boston from the Company dated February 13, 1996.

10.63 (1)  Option Agreement between the Company and USAA dated as of November
           21, 1995, including the form of USAA Warrant attached.

10.64 (2)  Warrant issued to USAA to purchase Common Stock of the Company dated February 23, 1996.

10.65 (2)  The Company's Dividend Reinvestment Plan.

10.66 (4)  Note Purchase Agreement among the Company and The Travelers
           Insurance Company (I/N/O TRAL & CO.), United Services Automobile
           Association (I/N/O SALKELD & CO.), The Variable Annuity Life
           Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The
           Old Line Life Insurance Company of America, The Lincoln National
           Life Insurance Company, Lincoln Life & Annuity Company of New
           York, First Penn-Pacific Life Insurance Company (I/N/O CUDD &
           CO), Lincoln National Health & Casualty Insurance Company, Allied
           Life Insurance Company "B" (I/N/O GERLACH & CO), Sons of Norway
           (I/N/O VAR & CO), Aid Association for Lutherans (I/N/O NIMER &
           CO), Metropolitan Life Insurance Company, National Life Insurance
           Company, Life Insurance Company of the Southwest, Keyport Life
           Insurance Company (I/N/O BOST & CO), Union Central Life Insurance
           Company (I/N/O HARE & CO), Pan-American Life Insurance Company dated November 15, 1997.

12.1  (4)  Statements re computation of ratios.

21.1  (4)  Subsidiaries of the Company.

23.1  (4)  Consent of Independent Public Accountants.

27.1  (4)  Financial Data Schedule.

----------------------------------------
(1) Filed with the Company's Registration Statement No. 333-00018 on January 3, 1996, and incorporated herein by reference.
(2) Filed with the Company's Amendment No. 1 to Registration Statement No. 333-02322 on March 25, 1996, and incorporated herein by reference.
(3) Filed on November 14, 1997 with the Company's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(4)  Filed with this report.
(5)  Filed on March 16, 1998 with the Company's Registration Statement on
     Form 8A dated March 16, 1998 and incorporated herein by reference.
(6) Filed on March 20, 1997 with the Company's Form 10-K for 1996 and incorporated herein by reference.
(7) Filed with the Schedule 13D filed on October 3, 1997 by The Prudential Insurance Company of America, Strategic Performance Fund - II, Inc., and The Prudential Variable Contract Real Property Partnership and incorporated herein by reference.
(8) Filed with the Amendment No. 1 to Schedule 13D filed on October 10, 1997 by Ameritech Pension Trust and incorporated herein by reference.
(9) Filed on August 13, 1997 with the Company's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(10) Filed November 12, 1997 with the Company's Form 8-KA dated September
     24, 1997.
(11) Filed November 12, 1997 with the Company's Form 8-KA dated September
     30, 1997 and incorporated herein by reference.
(12) Filed on May 14, 1997 with the Company's Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

(b)    REPORTS ON FORM 8-K.
       Current Report on Form 8-K dated September 24, 1997 (this Form 8-K was filed on October 9, 1997).

       Current Report on Form 8-K dated September 30, 1997 (this Form 8-K was filed on October 15, 1997).

       Current Report on Form 8-K dated October 22, 1997 (this Form 8-K was filed on November 6, 1997).

       Form 8-KA Amendment No. 1 to the Company's Current Report on Form 8-K dated September 24, 1997 (this Form 8-KA was filed on November 12, 1997)

       Form 8-KA Amendment No. 1 to the Company's Current Report on Form 8-K dated September 30, 1997 (this Form 8-KA was filed on November 12, 1997).

       Form 8-KA Amendment No. 1 to the Company's Current Report on Form 8-K dated October 22, 1997 (this Form 8-KA was filed on November 12, 1997.

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

Dated:  March 31, 1998    MERIDIAN INDUSTRIAL TRUST, INC.



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



           /s/ Allen J. Anderson                         Dated:  March 31, 1998
-------------------------------------------
Allen J. Anderson
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)



           /s/ Milton K. Reeder                          Dated:  March 31, 1998
-------------------------------------------
Milton K. Reeder
President and Chief Financial Officer
(Principal Financial Officer)



           /s/ Richard L. Valladao                       Dated:  March 31, 1998
-------------------------------------------
Richard L. Valladao
Controller
(Principal Accounting Officer)



                                                         Dated:  March 31, 1998
-------------------------------------------
C.E. "Doc" Cornutt
Director



           /s/ T. Patrick Duncan                         Dated:  March 31, 1998
-------------------------------------------
T. Patrick Duncan
Director

           /s/ Peter O. Hanson                           Dated:  March 31, 1998
-------------------------------------------
Peter O. Hanson
Director



           /s/ John S. Moody                             Dated:  March 31, 1998
-------------------------------------------
John S. Moody
Director



                                                         Dated:  March 31, 1998
-------------------------------------------
Kenneth N. Stensby
Director



           /s/ Lee W. Wilson                             Dated:  March 31, 1998
-------------------------------------------
Lee W. Wilson
Director

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Meridian Industrial Trust, Inc.:


     We have audited the accompanying consolidated balance sheets of Meridian Industrial Trust, Inc. (a Maryland corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996 and for the period from May 18, 1995 (inception) to December 31, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Industrial Trust, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period from May 18, 1995 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.

                                                  /s/ ARTHUR ANDERSEN LLP

San Francisco, California
  March 23, 1998

                          MERIDIAN INDUSTRIAL TRUST, INC.

                            CONSOLIDATED BALANCE SHEETS
                          AS OF DECEMBER 31, 1997 AND 1996
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                       ASSETS

                                                                                           1997             1996
                                                                                         --------         --------
 INVESTMENT IN REAL ESTATE ASSETS:
 Rental Properties Held for Investment                                                   $813,389         $318,671
 Less: Accumulated Depreciation                                                           (14,374)          (4,217)
                                                                                         --------         --------
                                                                                          799,015          314,454
 Rental Properties Held for Divestiture                                                     9,492            7,530
                                                                                         --------         --------
                                                                                          808,507          321,984
 Investment in Unconsolidated Joint Venture                                                21,500               --
                                                                                         --------         --------
 Total Investment in Real Estate Assets                                                   830,007          321,984

 OTHER ASSETS:
 Cash and Cash Equivalents                                                                  7,855            2,942
 Cash Held in Consolidated Limited Partnerships                                               992               --
 Restricted Cash and Cash Held in Escrow                                                   11,267            2,314
 Accounts Receivable, Net of Reserves of $228 and $571 at
   December 31, 1997 and 1996, respectively                                                 3,460            1,659
 Capitalized Loan Fees, Lease Commissions and Other Assets, Net                             9,931            4,164
                                                                                         --------         --------

 TOTAL ASSETS                                                                            $863,512         $333,063
                                                                                         --------         --------
                                                                                         --------         --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
 Unsecured Notes, Including Unamortized Debt Premium of $109
   at December 31, 1997                                                                  $160,109         $     --
 Mortgage Loan                                                                             66,094           66,094
 Unsecured Credit Facility                                                                 20,500           11,500
 Mortgage Note Payable, Including Unamortized Debt Premium of $153
   at December 31, 1997                                                                    10,503               --
 Accrued Dividends Payable                                                                  9,473            4,648
 Accounts Payable, Prepaid Rent, Tenant Deposits and Other Liabilities                     21,562            7,308
                                                                                         --------         --------
 TOTAL LIABILITIES                                                                        288,241           89,550
                                                                                         --------         --------

 Minority Interest in Consolidated Limited Partnerships                                     5,132               --
                                                                                         --------         --------

 Commitments and Contingencies                                                                 --               --

 STOCKHOLDERS' EQUITY:
 Authorized Shares - 175,000,000 shares of Common Stock and
   25,000,000 shares of Preferred Stock authorized, each with par value of
   $0.001; 30,165,662 and 13,595,563 shares of Common Stock issued and outstanding at December 31, 1997 and 1996, respectively; and 2,272,727 shares of Series B Preferred Stock with a liquidation preference of $35,000 issued and
   outstanding at December 31, 1997 and 1996                                                   32               16
 Additional Paid-in Capital                                                               574,848          243,683
 Distributions in Excess of Income                                                         (4,741)            (186)
                                                                                         --------         --------
 TOTAL STOCKHOLDERS' EQUITY                                                               570,139          243,513
                                                                                         --------         --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $863,512         $333,063
                                                                                         --------         --------
                                                                                         --------         --------


          The accompanying notes are an integral part of these statements.

                          MERIDIAN INDUSTRIAL TRUST, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
         FOR THE PERIOD FROM MAY 18, 1995 (INCEPTION) TO DECEMBER 31, 1995
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 1997              1996            1995
                                                             -----------       -----------      -----------
 REVENUES:
 Rentals from Real Estate Investments                        $    63,491       $    34,465      $        --
 Interest and Other Income                                         2,014               576               33
 Income from Unconsolidated Joint Venture                            645                --               --
                                                             -----------       -----------      -----------
 TOTAL REVENUES                                                   66,150            35,041               33
                                                             -----------       -----------      -----------

 EXPENSES:
 Interest                                                         11,022             6,065                5
 Property Taxes                                                    8,194             4,769               --
 Property Operating                                                5,540             3,821               --
 General and Administrative                                        6,212             4,273            1,321
 Depreciation and Amortization                                    11,194             4,952               --
                                                             -----------       -----------      -----------
 TOTAL EXPENSES                                                   42,162            23,880            1,326
                                                             -----------       -----------      -----------
 Income (Loss) Before Minority Interest                           23,988            11,161           (1,293)
 Minority Interest in Net (Income)                                   (30)               --               --
                                                             -----------       -----------      -----------
 Income (Loss) Before Gain (Loss) on Divestiture of
   Properties and Extraordinary Item                              23,958            11,161           (1,293)
 Gain (Loss) on Divestiture of Properties, Net                      (462)            3,313               --
                                                             -----------       -----------      -----------
 Income (Loss) Before Extraordinary Item                          23,496            14,474           (1,293)
 Extraordinary Item -- Expenses Incurred in
   Connection with Debt Restructuring and Retirements               (808)             (411)              --
                                                             -----------       -----------      -----------
 NET INCOME (LOSS)                                           $    22,688       $    14,063      $    (1,293)
                                                             -----------       -----------      -----------
                                                             -----------       -----------      -----------

 Net Income (Loss)                                           $    22,688       $    14,063      $    (1,293)
 Less: Preferred Dividends Declared                               (2,818)           (2,412)             (29)
                                                             -----------       -----------      -----------
 NET INCOME (LOSS) ALLOCABLE TO COMMON                       $    19,870       $    11,651      $    (1,322)
                                                             -----------       -----------      -----------
                                                             -----------       -----------      -----------

 BASIC PER SHARE DATA:
 Income (Loss) Before Extraordinary Item                     $      1.17       $      1.42      $ (1,468.89)
 Extraordinary Item                                                (0.05)            (0.05)              --
                                                             -----------       -----------      -----------
 NET INCOME (LOSS) ALLOCABLE TO COMMON PER BASIC
   WEIGHTED AVERAGE COMMON SHARE OUTSTANDING                 $      1.12       $      1.37      $ (1,468.89)
                                                             -----------       -----------      -----------
                                                             -----------       -----------      -----------

 DILUTED PER SHARE DATA:
 Income (Loss) Before Extraordinary Item                     $      1.13       $      1.37      $    (32.05)
 Extraordinary Item                                                (0.04)            (0.04)              --
                                                             -----------       -----------      -----------
 NET INCOME (LOSS) ALLOCABLE TO COMMON PER DILUTED
   WEIGHTED AVERAGE COMMON SHARE OUTSTANDING                 $      1.09       $      1.33      $    (32.05)
                                                             -----------       -----------      -----------
                                                             -----------       -----------      -----------

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                                        17,791,304         8,476,461              900
                                                             -----------       -----------      -----------
                                                             -----------       -----------      -----------
 Diluted                                                      18,264,459        10,545,878           41,251
                                                             -----------       -----------      -----------
                                                             -----------       -----------      -----------

          The accompanying notes are an integral part of these statements.

                          MERIDIAN INDUSTRIAL TRUST, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
         FOR THE PERIOD FROM MAY 18, 1995 (INCEPTION) TO DECEMBER 31, 1995
                         (IN THOUSANDS, EXCEPT SHARE DATA)




                                         COMMON STOCK       SERIES B PREFERRED STOCK ADDITIONAL  DISTRIBUTIONS
                                         ------------       ------------------------   PAID-IN      IN EXCESS
                                       SHARES     PAR VALUE    SHARES    PAR VALUE     CAPITAL      OF INCOME
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
 BALANCE AT
   MAY 18, 1995 (INCEPTION)                 --     $    --           --     $    --   $      --     $     --
 Issuance of Common Shares                 900           1           --          --          13           --
 Stock Option Compensation                  --          --           --          --         594           --
 Accrued Dividends for
   Series A Preferred Stock                 --          --           --          --          --          (29)
 Net Loss                                   --          --           --          --          --       (1,293)
---------------------------------------------------------------------------------------------------------------
 BALANCE AT
   DECEMBER 31, 1995                       900           1           --          --         607       (1,322)
 Issuance of Shares at Date
   of Merger                         7,989,756           8           --          --     116,209           --
 Stock Options Exercised               191,900          --           --          --       2,300           --
 Retainer Fee Paid as Shares
   to Directors                          3,007          --           --          --          52           --
 Issuance of Common Shares           5,410,000           5           --          --      95,915           --
 Issuance of Preferred Shares               --          --    2,272,727           2      34,998           --
 Offering Costs                             --          --           --          --      (6,398)          --
 Cancellation of Dividends
   for Series A Preferred Stock             --          --           --          --          --           29
 Distributions Declared:
   Common                                   --          --           --          --          --      (10,544)
   Preferred                                --          --           --          --          --       (2,412)
 Net Income                                 --          --           --          --          --       14,063
---------------------------------------------------------------------------------------------------------------
 BALANCE AT
   DECEMBER 31, 1996                13,595,563          14    2,272,727           2     243,683         (186)
 Issuance of Common Shares          16,692,062          16           --          --     335,019           --
 Offering Costs                             --          --           --          --        (700)          --
 Warrants Exercised                     23,315          --           --          --         389           --
 Stock Options Exercised                 5,000          --           --          --          81           --
 Retainer Fee Paid as Shares
   to Directors                          3,322          --           --          --          75           --
 Cancellation of Common
   Shares                             (153,600)         --           --          --      (3,699)          --
 Distributions Declared:
   Common                                   --          --           --          --          --      (24,425)
   Preferred                                --          --           --          --          --       (2,818)
 Net Income                                 --          --           --          --          --       22,688
---------------------------------------------------------------------------------------------------------------
 BALANCE AT
   DECEMBER 31, 1997                30,165,662     $    30    2,272,727     $     2   $ 574,848     $ (4,741)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

                          MERIDIAN INDUSTRIAL TRUST, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
         FOR THE PERIOD FROM MAY 18, 1995 (INCEPTION) TO DECEMBER 31, 1995
                                   (IN THOUSANDS)


                                                                                1997            1996            1995
                                                                            ----------      ----------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                          $   22,688      $   14,063       $ (1,293)
   Adjustments to Reconcile Net Income (Loss) to Cash Provided by
     Operating Activities:
      Depreciation and Amortization                                             11,194           4,952             --
      Amortization of Debt Premium                                                (172)             --             --
      Amortization of Financing Costs                                              301             419             --
      Straight Line Rent                                                        (2,067)           (732)            --
      Income Allocated to Minority Partner                                          30              --             --
      Loss (Gain) on Divestiture of Properties, Net                                462          (3,313)            --
      Extraordinary Item -- Expenses Incurred in Connection with
        Debt Restructuring and Retirements                                         808             411             --
      Stock Option Compensation                                                     --              --            594
      (Increase) Decrease in Accounts Receivable and Other Assets               (1,573)          1,206            (68)
      Increase (Decrease) in Accounts Payable, Prepaid Rent,
        Tenant Deposits and Other Liabilities                                    5,615          (1,874)           308
                                                                            ----------      ----------       --------
 Net Cash Provided by (Used in) Operating Activities                            37,286          15,132           (459)
                                                                            ----------      ----------       --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash Contributed by Merged Trusts                                                --          11,892             --
   Net Proceeds from Property Sales                                             16,245          31,447             --
   Decrease in Restricted Cash and Cash Held In Escrow                           4,937           5,483             --
   Increase in Cash Held In Consolidated Partnerships                             (992)             --             --
   Net Cash Paid in Connection with Asset Purchase                                  --          (3,257)            --
   Redemption of Series A Preferred Stock and Accrued Dividends Payable             --             (83)            --
   Investments in Real Estate                                                 (238,432)       (122,637)          (300)
   Recurring Building Improvements                                              (2,123)         (1,407)            --
   Recurring Tenant Improvements                                                  (941)           (859)            --
   Recurring Leasing Commissions                                                (1,304)         (1,396)            --
   Maturity of Marketable Security, Net of Related Debt                             --             256           (256)
   Receipt of Mortgage Note Receivable                                          45,000              --             --
   Receipt of Note Receivable                                                      503              --             --
   Purchase of Other Assets                                                       (295)           (258)           (20)
                                                                            ----------      ----------       --------
 Net Cash Used in Investing Activities                                        (177,402)        (80,819)          (576)
                                                                            ----------      ----------       --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments for Capitalized Loan Fees                                           (1,946)           (551)          (254)
   Principal Payments on Mortgage Notes                                         (5,786)             --             --
   Retirement of Debt and Advances from Affiliates                                  --         (59,438)           750
   Borrowings on Unsecured Credit Facility                                     182,500         118,400             --
   Repayment of Borrowings on Unsecured Credit Facility                       (173,500)       (106,900)            --
   Proceeds from Debt Placement                                                160,109              --             --
   Distributions Paid to Stockholders                                          (22,418)         (8,308)            --
   Proceeds from the Issuance of Common and Preferred Stock, Net                 6,070         124,951          1,014
                                                                            ----------      ----------       --------
 Net Cash Provided by Financing Activities                                     145,029          68,154          1,510
                                                                            ----------      ----------       --------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                       4,913           2,467            475
 Cash and Cash Equivalents at Beginning of Period                                2,942             475             --
                                                                            ----------      ----------       --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    7,855      $    2,942       $    475
                                                                            ----------      ----------       --------
                                                                            ----------      ----------       --------

 CASH PAID FOR INTEREST                                                     $   11,418      $    6,276       $     --
                                                                            ----------      ----------       --------
                                                                            ----------      ----------       --------


           The accompanying notes are an integral part of these statements.

                        MERIDIAN INDUSTRIAL TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31,1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


1.   ORGANIZATION

     Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At December 31, 1997, the Company's principal asset is its portfolio of 193 warehouse/distribution and light industrial properties and two retail properties. In addition, at December 31, 1997, the Company had nine build-to-suit properties under construction.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) BASIS OF PRESENTATION The accompanying consolidated financial statements include the results of the Company, its wholly-owned subsidiaries and its majority-owned and controlled partnerships. All intercompany transactions have been eliminated.

     (b) USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) RENTAL PROPERTIES HELD FOR INVESTMENT Investments in rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction, and use of the building, and
(iii) does not purport, for a specific property, to represent the current sales price that the Company could obtain from third parties for such property. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties to yield an acceptable return on the Company's investment. Due to uncertainties inherent in the valuation process and in the economy, management can provide no assurances that the actual results of operating and disposing of the Company's properties will not be materially different than current expectations.

     Rental Properties Held for Investment are depreciated over 35 years using the straight-line method. Expenditures for maintenance, repairs, and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Tenant improvements are capitalized and amortized under the straight-line method over the term of the related lease.

     Rental Properties Held for Divestiture are stated at the lower of cost or estimated fair value. Estimated fair value is based upon prevailing market values for comparable properties or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of building, but does not purport to represent the current sales price that the Company could obtain from third parties for such property. No depreciation is recorded on Rental Properties Held for Divestiture.

     (d) CONSTRUCTION IN PROGRESS Costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes, insurance and other holding costs are capitalized until the property is placed in service. For the years ended December 31, 1997 and 1996, interest expense totaling $1,820 and $561, respectively, were capitalized for properties under construction.

     (e) CASH AND CASH EQUIVALENTS For the purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with an original maturity of three months or less when purchased.

     (f) CAPITALIZED LOAN FEES AND LEASE COMMISSIONS Capitalized loan fees are amortized as interest expense over the term of the related debt. Lease commissions are amortized into depreciation and amortization expense on a straight-line basis over the term of the related lease.

     (g) FAIR VALUE OF FINANCIAL INVESTMENTS Statement of Financial Accounting Standards No. 107, "Accounting for Fair Value of Financial Instruments," requires disclosure of fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of its debt approximates fair value. The carrying amount of cash and cash equivalents also approximates fair value.

     (h) OFFERING COSTS Underwriting commissions, offering costs and other expenses incurred in connection with stock offerings of the Company's Common and Preferred Stock have been reflected as a reduction of Stockholders' Equity.

     (i) RENTALS FROM REAL ESTATE INVESTMENTS All leases are classified as operating leases. The Company recognizes rental income on a straight-line basis over the term of the lease. Deferred rent receivable, included in other assets, represents the excess of rental revenue on a straight-line basis over the cash received under the applicable lease provision.

     Certain of the Company's leases relating to its properties require lessees to pay all or a portion of real estate taxes, insurance and operating expenses ("Expense Recaptures"). Expense Recaptures are recognized as revenues in the same period the related expenses are incurred by the Company. For the years ended December 31, 1997 and 1996, Expense Recaptures of $8,535 and $4,331 have been included in rentals from real estate investments.

     (j) INCOME TAXES The Company has previously elected to be taxed as a REIT for federal and, where the federal rules are allowed, state income tax purposes. To continue to qualify for REIT status, the Company must meet a number of ongoing organizational and operational requirements. If the Company satisfies those REIT requirements and the Company currently distributes all of its net taxable income (including net capital gains) to its stockholders, the Company should generally owe no federal or state income tax. The REIT provisions of the Internal Revenue Service Code of 1986, as amended, generally allow a REIT to deduct dividends paid to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to certain state and federal taxes imposed on its income and properties.

     As a result of deductions allowed for the dividends paid to shareholders and the utilization of net operating loss carryovers of the Merged Trusts, the Company has no federal or state taxable income. Accordingly, no provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995.

     (k) EARNINGS PER SHARE During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share is computed as net income or loss divided by the weighted average number of shares of Common Stock outstanding, excluding the dilutive effects of stock options and other potentially dilutive securities. SFAS No. 128 is effective for periods ending after December 15, 1997. Earnings per share for all periods presented have been restated to conform to the new standards as follows:


                                               Years Ended December 31,
                                      ---------------------------------------
                                          1997          1996         1995
                                      -----------   -----------  ------------
 Net Income (Loss) - Basic            $    19,870   $    11,651  $     (1,322)

 Net Income (Loss) - Diluted          $    19,870   $    14,063  $     (1,322)

 Weighted Average Shares
 Outstanding:
   Basic                               17,791,304     8,476,461           900
   Stock options                          314,019        98,921        40,351
   Warrants                               159,136        26,880            --
   Series B Preferred Stock                    --     1,943,616            --
   Diluted
                                      -----------   -----------   -----------
                                       18,264,459    10,545,878        41,251
                                      -----------   -----------   -----------
                                      -----------   -----------   -----------

 Net Income (Loss) Per Share:
   Basic                              $      1.12   $      1.37   $ (1,468.89)
   Diluted                                   1.09          1.33        (32.05)


     (l) NEW ACCOUNTING PRONOUNCEMENT In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the level of additional disclosure, if any, that may be required by SFAS No. 131. Additional disclosure that may be required will be provided beginning with the financial statements of the Company for the year ending December 31, 1998.

     (m) RECLASSIFICATIONS Certain 1996 and 1995 items have been reclassified to conform to the 1997 presentation.


3.   TRANSACTIONS WITH AFFILIATES

     For the years ended December 31, 1997 and 1996 and for the period from May 18, 1995 to December 31, 1995, the Company incurred fees and expenses relating to services provided by its directors of approximately $242, $283 and $194, respectively. The directors are entitled to elect to receive all or any portion of their annual retainer in shares of the Company's Common Stock.

     On September 17, 1997, the Company entered into a partnership agreement, in which a director of the Company is a minority partner. The partnership was formed to develop a property in Carrollton, Texas. In connection with this development, the Company's minority joint venture partner contributed land and other consideration valued at $2,738.

     From June 1, 1995 through February 23, 1996, Hunt Realty Corporation ("Hunt") provided the services of Allen J. Anderson (Chairman and Chief Executive Officer of the Company) and two other persons to the Company in exchange for reimbursement of Hunt's costs associated with making those persons available to the Company. During 1995, the Company incurred $245 for such services.

     On November 21, 1995, the Company entered into an Option Agreement under which USAA Real Estate Company, a Delaware corporation ("USAA"), granted the Company an option (the "USAA Option") to purchase a 292,000 square-foot industrial property located in Lakeland, Florida (the "USAA Option Property"). The USAA Option also included a right of first refusal in favor of the Company with respect to five bulk warehouse facilities comprising approximately 1.1 million square feet located in West Chicago, Illinois (the "USAA Chicago Property"). In exchange for the option, the Company issued a warrant to USAA to purchase shares of the Company's Common Stock at an exercise price that provided USAA with a value of $300 based upon the value of the Company's Common Stock during the first 20-trading-day period after the Merger. The Company did not acquire either the USAA Option Property or Chicago Property under the USAA Option which expired in February 1997.

     During 1995, the Company received $750 in advances from the Merged Trusts to cover certain operating expenditures. These advances bore interest at a rate of 7% per annum. In connection with the Merger and Asset Purchase, the Company canceled these Notes Payable to Affiliates.

4.   INVESTMENT IN MARKETABLE SECURITIES

     In December 1995, the Company purchased a U.S. Treasury Note. The Company financed this purchase with a cash deposit equal to 10% of the total purchase price of the government security and a short-term loan in the amount of $2,346 bearing interest at a rate of 8.625% per annum. In January 1996, the government security matured and the related proceeds were used to repay the short-term loan payable.

5.   RENTAL PROPERTIES HELD FOR INVESTMENT

     In accordance with generally accepted accounting principles, the Company has accounted for the Merger and Asset Purchase using the purchase method.
As a result, the assets and liabilities acquired in connection with the Merger and Asset Purchase are recorded at their "acquisition cost," representing the fair value of the consideration surrendered and liabilities assumed. The acquisition cost was then allocated to all identifiable assets based upon their individual estimated fair values. The following is a summary of the acquisition cost recorded in connection with the Merger and Asset Purchase on February 23, 1996:

Fair value of the Company's Common Stock valued at $16.375 per share, based upon the average of the closing price of the Company's Common Stock for the first five post-Merger trading days, issued to the Merged Trusts' shareholders other than
   Hunt and USAA                                                                        $ 72,677
 Fair value of the Company's Common Stock totaling 390,360 shares, valued
   at $16.375 per share, issued to Trust 83                                                6,392
 Common Stock issued to Hunt and USAA valued at the consideration they paid
   for their interests in the Merged Trusts                                               37,173
 Cash consideration paid to Trust 83 in connection with the Asset Purchase
   before pro-rated items                                                                  3,600
 Liabilities of the Merged Trusts and Trust 83 assumed by the Company upon
   consummation of the Merger and Asset Purchase                                         133,453
 Closing and other accrued costs incurred in connection with the Merger and
   Asset Purchase                                                                            204
                                                                                        --------
 Acquisition cost basis                                                                  253,499
 Acquisition cost basis allocated to assets other than Investment in Real
   Estate                                                                                (23,668)
                                                                                        --------
 Acquisition cost basis allocated to Investment in Real Estate as a result
   of the Merger and Asset Purchase                                                     $229,831
                                                                                        --------
                                                                                        --------

     Rental Properties Held for Investment as of December 31, 1997 and 1996 consisted of the following:

                                                   1997               1996
                                                ---------          ---------
           Land                                 $ 165,172          $  72,594
           Buildings                              619,833            241,254
           Capital Improvements                     3,651              1,702
           Construction-in-Progress                24,733              3,121
                                                ---------          ---------
           Total                                $ 813,389          $ 318,671
                                                ---------          ---------
                                                ---------          ---------

     Future minimum rental revenues under non-cancelable operating lease agreements in effect as of December 31, 1997, are as follows:

                        Years Ending
                         December 31,     Amount
                        -------------   ---------
                            1998        $  80,845
                            1999           67,593
                            2000           56,099
                            2001           44,763
                            2002           35,864
                         Thereafter       120,672
                        ------------    ---------
                                        $ 405,836
                                        ---------
                                        ---------

      Based on the projected 1998 base rent of existing leases, there is currently one major tenant comprising approximately 5% of the total annual revenue of the Company. This tenant has three leases which are scheduled to expire in 2005 and 2006. As of December 31, 1997, the Company's properties were 97% occupied. During 1998, leases covering 18% of the leased space are scheduled to expire.

     At December 31, 1997, the Company had two properties with a carrying value of $9,492, which it plans to dispose of in the first quarter of 1998. Management has determined that these properties do not fit the Company's investment strategy.

6.   LONG-TERM DEBT

     The Company acquired a fixed rate facility (the "Mortgage Loan") in
connection with the Merger.   The Mortgage Loan has a principal balance of
$66,094, bears interest at an annual rate of 8.63%, requires interest only payments until its maturity in 2005 and is secured by a pool of the Company's properties with a net book value of $138,863 as of December 31, 1997.

     Concurrent with the Merger, the Company entered into an unsecured credit facility (the "Unsecured Credit Facility"). The Unsecured Credit Facility originally bore interest at LIBOR plus 1.7%, was scheduled to mature in February 1998, and provided for a maximum borrowing amount of $75,000. On April 21, 1997, the Unsecured Credit Facility was amended and restated. This amendment and restatement of the Unsecured Credit Facility provided for (i) an increase in the borrowing limit from $75,000 to $150,000, (ii) a decrease in the interest rate spread over LIBOR from 1.7% to 1.4%, and (iii) an extension of the maturity date to April 3, 2000, from February 26, 1998. The Company recorded an extraordinary expense of $808 in loan costs in connection with this restructuring.

     On September 23, 1997, the Unsecured Credit Facility was further amended and restated to provide for (i) an increase of the borrowing limit from $150,000 to $250,000 and (ii) a decrease in the interest rate spread over LIBOR from 1.4% to 1.3%. At December 31, 1997, the interest rate on the Unsecured Credit Facility was 7.02%. The Company paid a fee totaling $250 in connection with this amendment.

     On November 20, 1997, the Company completed a private offering of $160,000 in principal of unsecured senior notes to institutional investors. The unsecured senior notes were issued in two tranches, $135,000 maturing on November 20, 2007, bearing an interest rate of 7.25% per annum, and $25,000 maturing on November 20, 2009, bearing an interest rate of 7.30% per annum. Interest on these notes is payable semiannually. The proceeds were used to repay borrowings on the Unsecured Credit Facility. In connection with this transaction, the Company entered into two forward exchange rate contracts which resulted in a premium totaling $109.

     In the opinion of the Company's management, the Company was in compliance with all loan covenants related to the debt instruments discussed above at December 31, 1997.

     Future minimum principal payments for the Company's long-term debt as of December 31, 1997, are as follows:


                        Years Ending
                         December 31,     Amount
                        -------------   ---------
                            1998        $      --
                            1999               --
                            2000           20,500
                            2001               --
                            2002               --
                         Thereafter       226,094
                        ------------    ---------
                                        $ 246,594
                                        ---------
                                        ---------

7.   MORTGAGE NOTES PAYABLE

     The Company assumed a mortgage note payable with a principal balance of $5,724 in connection with the acquisition of a property located in Corona, California on April 29, 1997. The loan had a maturity date of February 1, 1998 and called for monthly principal and interest payments of $55 based on an interest rate of 10% per annum and a ten-year amortization schedule. On September 15, 1997, the Company repaid the outstanding balance on this mortgage note payable amounting to $5,688.

     On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note payable bearing an interest rate different from the prevailing market rate at the date of acquisition. This interest rate differential was recorded as a premium. The new loan amounting to $10,429 has a maturity date of July 15, 1998 and provides for monthly principal and interest payments of $96 based on an interest rate of 9.89% per annum and a 30-year amortization schedule. The premium totaling $324 is amortized over the term of the note payable using the effective interest method. As of December 31, 1997, this mortgage note payable and debt premium had outstanding balances of $10,350 and $153, respectively.

8.   COMMON AND PREFERRED STOCK

     The initial capitalization of the Company consisted of 900 shares of Common Stock, issued for a total consideration of $14. In addition, Trust 83, and the Merged Trusts purchased 79,500 and 920,500 shares of Series A Preferred Stock, respectively, for $1.00 per share. In connection with the Merger and Asset Purchase transactions, the Company issued 7,599,396 and 390,360 shares of Common Stock, respectively. The Company also canceled the Series A Preferred Stock owned by the Merged Trusts and redeemed the Series A Preferred Stock owned by Trust 83.

     Concurrent with the Merger and Asset Purchase, the Company completed a private placement of 2,272,277 shares of Series B Preferred Stock with a liquidation preference of $35,000. The shares of Series B Preferred Stock are convertible into shares of Common Stock on a one-for-one basis. The net proceeds were used to retire debt acquired in connection with the Merger and Asset Purchase in the principal amount of $33,500.

     In connection with the Merger, the Company issued approximately 553,000 warrants to purchase an equal number of shares of the Company's Common Stock
(the "Merger Warrants").   May 23, 1997, was the first day of the exercise
period for the Merger Warrants. Each Merger Warrant entitles the holder to purchase one share of the Company's Common Stock at the exercise price of $16.23. The exercise period ends February 23, 1999. As of December 31, 1997, the Company had issued 23,315 shares pursuant to exercise of the Merger Warrants.

     In addition, the Company issued a warrant to purchase 184,900 shares of the Company's Common Stock at an exercise price of $14.60 per share. The warrant is exercisable in whole or in part at any time from May 23, 1997 to February 23, 1999. No shares of Common Stock have been issued pursuant to this warrant as of December 31, 1997.

     On April 3, 1996, the Company completed a public offering of 1,500,000 shares of the Company's Common Stock at an offering price of $16.375 per share, resulting in gross proceeds of $24,563 (the "April Offering"). The Company used the net proceeds of the April Offering and existing cash reserves to make a $24,000 payment on its Unsecured Credit Facility.

    On November 25, 1996, the Company completed a public offering of 3,400,000 shares of the Company's Common Stock at an offering price of $18.25 per share, resulting in gross proceeds of $62,050 (the "November Offering"). The Company used the net proceeds of the November Offering and existing cash reserves to make a $58,650 payment on its Unsecured Credit Facility. In accordance with the underwriting agreement entered into by the Company and its underwriters for the November Offering, on December 23, 1996, the Company sold an additional 510,000 shares of the Company's Common Stock to the underwriters to satisfy over allotments at an offering price of $18.25 per share, resulting in gross proceeds of $9,308. The Company used the net proceeds therefrom to fund a property acquisition.

     On December 23, 1997, the Company completed a public offering of 414,508 shares of the Company's Common Stock at an offering price of $24.125 per share, resulting in gross proceeds of $10,000. The Company used the net proceeds to fund two property acquisitions.

     The Company has been declaring and paying dividends on a quarterly basis. During the years ended December 31, 1997 and 1996, dividends declared to Common Stockholders aggregated to $24,425 and $10,544, respectively, or $1.16 and $.99 per share of Common Stock, respectively. During the years ended December 31, 1997 and 1996, dividends declared to Series B Preferred Stockholders aggregated to $2,818 and $2,412, respectively, or $1.24 and $1.06 per share of Preferred Stock, respectively. The analysis below presents the amount of distributions paid to stockholders and the percentage of the distributions which the Company estimates is taxable and nontaxable for the year ended December 31, 1997 and 1996. Nontaxable distributions are treated as return of capital to stockholders.


                                       1997                 1996
                               --------------------------------------
                               PREFERRED  COMMON    PREFERRED  COMMON
                               ---------  ------    ---------  ------
Distributions Paid Per Share    $ 1.24    $ 1.16     $ 0.75    $ 0.70
                               ---------  ------    ---------  ------
                               ---------  ------    ---------  ------

Nontaxable Dividends                --      3.40%        --     96.37%
Taxable Dividends               100.00%    96.60%    100.00%     3.63%
                               ---------  ------    ---------  ------
Total                           100.00%   100.00%    100.00%   100.00%
                               ---------  ------    ---------  ------
                               ---------  ------    ---------  ------

     The holders of Series B Preferred Stock generally have a cumulative preferential right to such quarterly dividends as are declared each year by the Board of Directors. From the date of the Merger through the fourth quarter of 1997, the dividend amount per share of Series B Preferred Stock was required to equal the greater of (i) $0.31 per full calendar quarter (pro-rated for periods less than a full quarter), or (ii) 103% of the quarterly dividend payable per share of Common Stock during the corresponding dividend period. Thereafter, each share of series B preferred stock is entitled to receive quarterly dividends in an amount equal to the greater of
(i) the quarterly preferred dividend amount declared by the Board of Directors for the quarter ended December 31, 1997, or (ii) the dividend paid per share of Common Stock for the current quarter.

9.   STOCK PLAN

     The Board of Directors of the Company adopted an incentive stock plan (the "Stock Plan") to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants and advisors, by providing them with equity participation in the Company. The Stock Plan provides for the grant of incentive stock options, non-qualified stock options, unrestricted stock, restricted stock and stock appreciation rights. The Stock Plan is administered by the Board of Directors or a committee appointed by the Board (the "Committee"). The Committee, which must consist of not less than two members of the Company's Board of Directors, selects the employees (and any consultants or advisors) to whom awards will be granted, the number of shares subject to such award, and the other terms and conditions of the award, consistent with the Stock Plan.

     In November 1995, the Board of Directors authorized the award of two sets of stock options to certain employees relating to services performed by the employees in 1995 to effect the Merger. The first set of awards provided for the issuance of 653,000 stock options to be issued under the Stock Plan concurrent with the Merger, exercisable at the stock trading price at the Merger of $15.125 per share. These option awards provided that 461,000 of the stock options vest over five years. The remaining stock options granted under the first set of awards, totaling 192,000, include certain performance criteria that would allow for vesting after three years if certain performance criteria are achieved, or vesting at the end of five years if the performance criteria are not met. These options will become fully-vested in the event of a termination of employment without "cause" by the Company or for "good reason" by the employee (in each case as defined in the stock option agreement), or in the event of the death or disability of the employee.

     The second set of stock options granted in 1995 consisted of non-qualified stock options to purchase 191,400 shares of the Company's Common Stock at any time between January 26, 1996 and February 28, 1996 for $12 per share. In connection with the grant of these options, the Company agreed to repurchase certain promissory notes executed by the employees from a third party lender in the event that the employees default under such notes. The Company has $1,900 in proceeds from the exercise of these stock grants held as restricted cash in connection with the repurchase rights of the third party lender. The accompanying statement of operations for the period from May 18, 1995 (Inception) to December 31, 1996 reflects a charge to earnings for the stock option compensation attributable to the excess of the market price of the Company's Common Stock over the exercise price of the non-qualified stock options. These non-qualified stock options were not granted under the Stock Plan.

     After the Merger, the Company granted each non-employee director of the Company, an option to purchase 5,000 shares of the Company's Common Stock. In addition, beginning June 30, 1996, on the last day of each calendar quarter, the Company automatically grants each non-employee director a non-qualified option to purchase 1,167 shares of the Company's Common Stock. The exercise price of these options is the fair value of the shares of the Company's Common Stock covered by the options on the date of grant. Each of these director options are fully exercisable beginning six months after the date of grant and generally terminate (unless terminated sooner under the terms of the Stock Plan) ten years after the date of grant.

     Additionally, under the Stock Plan, each non-employee director may elect to receive his or her retainer in cash, shares of the Company's Common Stock, or a combination of both cash and the Company's Common Stock.

     The aggregate number of shares of Common Stock that the Company may have subject to outstanding awards at one time under the Stock Plan is an amount equal to (a) seven percent of the aggregate of (i) the total number of shares of Common Stock outstanding from time to time, PLUS (ii) the total number of securities convertible into or exchangeable or exercisable for shares of Common Stock outstanding from time to time (in each case other than any such securities issued under the Stock Plan and any other stock-based plan for employees or directors of the Company) MINUS (b) the total number of shares of Common Stock subject to outstanding awards on the date of calculation under the Stock Plan and any other stock-based plan for employees or directors of the Company.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 became effective for the Company in the year ended December 31, 1996. This statement encourages a "fair value based method" of accounting for an employee stock option or similar equity instrument. Such a method measures compensation cost at the grant date using an option pricing model to value the award. Compensation expense is recognized over the service period, which is usually the vesting period. As permitted by the provisions of SFAS No. 123, the Company records compensation for its stock plans using the "intrinsic value based method" of accounting, which measures as expense the difference between the exercise price and the fair value of the stock on the date of grant. Disclosure is provided of the pro forma impact on net income and earnings per share of the "fair value based method" of accounting. This impact is as follows:


                                           Years Ended December 31,
                                         -----------------------------
                                              1997              1996
                                         -----------       ------------
         NET INCOME:
         As reported                     $    19,870       $    11,651
         SFAS 123 adjustment                    (534)             (217)
                                         -----------       -----------
         Pro forma                            19,336            11,434
                                         -----------       -----------
                                         -----------       -----------

         BASIC INCOME PER SHARE:
         As reported                            1.12              1.37
         SFAS 123 adjustment                   (0.03)            (0.03)
                                         -----------       -----------
         Pro forma                              1.09              1.34
                                         -----------       -----------
                                         -----------       -----------

         DILUTED INCOME PER SHARE:
         As reported                            1.09              1.33
         SFAS 123 adjustment                   (0.03)            (0.02)
         Pro forma                       -----------       -----------
                                                1.06              1.31
                                         -----------       -----------
                                         -----------       -----------

    The following table summarizes the stock option activity for the years ended December 31, 1997 and 1996.


                                               Number             Weighted
                                              of Shares            Average
                                             Outstanding       Exercise Price\
                                             -----------       --------------
         Balance at December 31, 1995               --           $      --
         Granted                               728,507               15.37
         Exercised                                  --                  --
         Expired                                    --                  --
         Forfeited                                  --                  --
                                             ---------         -----------
         Balance at December 31, 1996          728,507               15.37
                                             ---------         -----------
         Granted                               319,459               22.41
         Exercised                              (5,000)              16.38
         Expired                                    --                  --
         Forfeited                                  --                  --
                                             ---------         -----------
         Balance at December 31, 1997        1,042,966           $   17.52
                                             ---------         -----------
                                             ---------         -----------

    Of the options outstanding as of December 31, 1997 and 1996, there were a total of 297,540 and 46,669 exercisable, respectively. Exercisable options as of December 31, 1997, have exercise prices between $15.13 and $23.50 with a weighted average exercise price of $17.44. The weighted average remaining contractual life of outstanding options as of December 31, 1997 was 8.45 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: a weighted average risk-free interest rate of 6.51% and 6.01%, expected dividend yield of 5.02% and 6.66%, expected life of 10 years, and expected volatility of 27.33% and 14.48%, respectively.

     The weighted average fair value of the options granted in 1997 and 1996 were $5.22 and $1.24, respectively.

10.  PROPERTY ACQUISITIONS AND DEVELOPMENTS

          In addition to the Portfolio Acquisitions described in Note 11, during the year ended December 31, 1997, the Company purchased thirteen properties located in California, Georgia, Indiana, New Jersey, Texas and Wisconsin, with an aggregate square footage of 2,591,034. The aggregate purchase price for these properties totaled $90,401. The Company funded a portion of these acquisitions from cash reserves and funded the majority of the remaining costs with borrowings under the Unsecured Credit Facility. In addition, the Company assumed mortgage notes totaling $16,153. The Company recorded a corresponding premium totaling $324 in connection with these mortgage notes.

     In addition, during the year ended December 31, 1997, the Company, either directly or through consolidated partnerships, completed development of and placed in service five warehouse/distribution properties comprising 786,960 square feet with an aggregate cost of $35,619.

     At December 31, 1997, the Company had, either directly or through consolidated partnerships, nine warehouse/distribution properties under development or scheduled for development comprising 3,181,614 square feet upon completion. The aggregate cost for the design and construction of these development projects is estimated to be approximately $107,441. As of December 31, 1997, the Company incurred total project costs of approximately $35,336 on these development projects. The Company anticipates funding the balance of such development costs from cash reserves and borrowings under the Unsecured Credit Facility.

     In connection with the development activities relating to the consolidated partnerships, the Company's minority partners contributed land and other consideration valued at $5,102.

     During the year ended December 31, 1996, the Company purchased eight properties located in California, Illinois and Ohio with an aggregate square footage of 2,669,506. The purchase prices totaled $89,703 and were financed by applying a $300 deposit paid in 1995, with the balance funded by draws on its Unsecured Credit Facility and net proceeds received from the Company's public offerings of shares of Common Stock.

     Also during the year ended December 31, 1996, the Company completed development of and placed in service two warehouse/distribution properties located in Texas comprising 729,434 square feet with an aggregate cost of $25,852.


11.  PORTFOLIO ACQUISITIONS

     On September 30, 1997, the Company acquired from Ameritech Pension Trust ("Ameritech") in a property-for-stock transaction (i) eleven warehouse/distribution properties comprising 1,521,170 square feet, and (ii) a participating mortgage loan secured by a seven building, 623,678 square foot project. The purchase price totaled $81,589, including the participating loan which was purchased for $21,500. The property-for-stock transaction involved the issuance of 4,160,745 shares of the Company's Common Stock to Ameritech.

     On October 22, 1997, the Company acquired eleven additional warehouse/distribution properties comprising 1,960,334 square feet in consideration of the issuance of 3,104,477 shares of the Company's Common Stock to Ameritech. The purchase price for this transaction totaled $61,571.

      On September 24, 1997, the Company acquired from The Prudential Insurance Company of America and related entities (collectively "Prudential") a portfolio of 44 industrial buildings containing an aggregate of approximately 3,538,000 square feet of rentable space (the "Portfolio Properties"). The aggregate contract price for the Portfolio Properties was $127,079 (the "Prudential Property Transaction"). The Company also contracted with Prudential to purchase five unimproved parcels of land located in California, Illinois and Michigan. The contract price for these parcels of $13,721 was deposited into an escrow account. In the event that the contingencies regarding these properties are not cleared to the Company's satisfaction, then the funds in the escrow account will be returned to the Company. On December 10, 1997, the Company purchased the unimproved land located in California for a purchase price of $3,055, funded from the escrow account.

     The Company funded the cost of the Prudential transactions from a combination of (i) net proceeds from the sale of 7,096,513 shares of the Company's Common Stock to Prudential and three separate accounts managed by Prudential totaling $141,901, and (ii) proceeds from borrowings under its Unsecured Credit Facility.

     Concurrent with the closing of the Prudential Property Transaction, eight industrial properties located in the metropolitan areas of New Orleans, Louisiana and five industrial properties located in the metropolitan area of Jacksonville, Florida (collectively the "EastGroup Properties") were directly conveyed in a simultaneous sale by the Company to EastGroup Properties, L.P. ("EastGroup") for a total sales price of $49,710. In addition, EastGroup paid $207 of cash for closing costs and pro-rated items. The total consideration paid by EastGroup for the EastGroup Properties was cash of $4,917 and $45,000 in fully secured promissory notes. EastGroup repaid the notes on December 30, 1997. The notes required monthly payments of interest only computed on the basis of an annual rate of 9.25%. The EastGroup Properties were conveyed at the Company's cost of such properties thus resulting in no gain or loss on the transaction.

     The Company also entered into agreements to acquire 12 industrial properties from two separate accounts managed by Prudential Real Estate Investors. On August 29, 1997, the Company acquired seven of these properties comprising 825,568 square feet. The purchase price consisted of the payment of $16,047 in cash and the issuance of 808,888 shares of Common Stock. On September 24, 1997, the Company acquired the remaining five industrial properties comprising 953,691 square feet. The purchase price consisted of the payment of $9,361 in cash and the issuance of 1,106,931 shares of Common Stock. The total $25,408 cash portion of the purchases for these portfolios was funded from borrowings on the Company's Unsecured Credit Facility.

     On December 31, 1997, the Company acquired an eight property portfolio located in Texas, comprising 607,275 square feet for a total purchase price of $15,700. The Company funded the acquisition from a portion of the proceeds received from the repayment of the promissory notes by the EastGroup.

     On December 31, 1997, the Company also acquired a nine property portfolio located in New Jersey and Delaware comprising 397,897 square feet for a total purchase price of $10,790. The Company funded the acquisition from a portion of the proceeds received from the repayment of the promissory notes by the EastGroup.


12.  PROPERTY DISPOSITIONS

     During the year ended December 31, 1997, the Company sold five properties for an aggregate sales price of $11,833. The properties were located in Alabama, Texas, California and Arizona. After closing costs and pro-rated items which totaled $638, the Company received net proceeds from the property sales aggregating to $11,195. The net proceeds were used to repay borrowings on the Unsecured Credit Facility.

     On December 15, 1997, the Company also sold a parcel of land located in Georgia for a sales price of $150. After closing costs and pro-rated items which totaled $16, the Company received net proceeds of $134. The net proceeds were used to repay borrowings on the Unsecured Credit Facility.

          During the year ended December 31, 1996, the Company sold 14 properties located in Alabama, California, Arizona and Washington for an aggregate sales price of $33,398. After closing costs, escrow holdback, early release of funds and pro-rated items which totaled $1,975, the Company received net proceeds from the property sales aggregating $31,423. The net proceeds were used to repay borrowings on the Unsecured Credit Facility.


13.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

     The following table summarizes non-cash investing and financing transactions for the years ended December 31, 1997 and 1996.


                                                                               1997             1996
                                                                           ----------       ----------
            Merger Transaction:
             Acquisition Cost Allocated to Investment in Real Estate       $      --          $203,489
             Restricted Cash                                                      --             5,551
             Receivables, Net                                                     --             2,889
             Note Receivable from Affiliate                                       --               720
             Capitalized Loan Fees                                                --               992
             Cancellation of Redeemable Series A Preferred Stock                  --               960
             Mortgage Loan Assumed                                                --           (66,094)
             Other Long-Term Debts Assumed                                        --           (43,191)
             Accounts Payable Assumed                                             --            (2,869)
             Shares of Common Stock Issued, at Par Value                          --                (8)
             Paid-in Capital                                                      --         ( 109,842)
             Other Net Liabilities Assumed                                        --            (4,489)

           Asset Purchase Transaction:
             Acquisition Cost Allocated to Investment in Real Estate              --            26,342
             Restricted Cash Applied to Debt Payment                              --               117
             Mortgage Notes Payable Assumed                                       --           (16,334)
             Paid-in Capital of Common Shares Issued                              --            (6,392)
             Accrued Closing Costs and Pro-rated Items                            --              (476)

           Property Acquisitions
             Acquisition Price                                                91,468            89,856
             Land for Built-to-Suit Facilities                                14,994             6,670
             Minority Limited Partners' Capital Contributions                 (4,733)               --
             Mortgage Notes Payable Assumed                                  (16,136)               --
             Accrued Closing Costs and Pro-rated Items                          (914)           (1,048)
             Note Receivable                                                  45,000              --

           Portfolio Acquisitions:
             Acquisition Price                                               396,971                --
             Shares of Common Stock Issued                                  (321,584)               --
             Restricted Cash                                                  13,890                --
             Investment in Unconsolidated Joint Venture                       21,500                --
             Accrued Closing Costs and Pro-rated Items                        (5,350)               --

           Property Dispositions:
             Net Basis                                                       (61,793)          (28,916)
             Other Assets Net of Other Liabilities                               288               782

14.  COMMITMENT AND CONTINGENCIES

     (a) LITIGATION The Company is involved from time to time in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     (b) ENVIRONMENTAL MATTERS The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company's results of operations and cash flow.

     (c) GENERAL UNINSURED LOSSES The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses which may be either uninsurable, or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Company may incur loses due to insurance deductibles, co-payments or insured losses or uninsured losses. Should an uninsured loss occur, the Company could lose is investment in, and anticipated profits and cash flows from, a property.

     (d) 401(k) RETIREMENT PLAN The Company has a 401(k) defined contribution retirement plan for all full time employees with at least six months of continuous service and who have reached the age of twenty one years. The plan is qualified under section 401(a) of the Internal Revenue Code so that contributions to the plan by the Company are not taxable until distributed to employees. The Company is currently matching fifty percent of each participating employee's contribution up to a total match of $2 per employee, and such employer contributions are vested immediately. Employer contributions to the plan for the years ended December 31, 1997 and 1996 totaled $42 and $2, respectively.

     (e) OPERATING LEASES As of December 31, 1997, the Company has entered into operating leases for office spaces in Chicago, Dallas, Los Angeles and San Francisco. The operating leases contain renewal options which if exercised would extend the expiration dates from 2001 to 2006. The operating lease term for the Los Angeles office is on a month-to-month basis.

     Future minimum lease payments under non-cancelable lease agreements in effect as of December 31, 1997, are as follows:

               Years Ending
               December 31,                               Amount
               ------------                              --------
                   1998                                   $   292
                   1999                                       305
                   2000                                       307
                   2001                                       286
                   2002                                        34
                Thereafter                                     --
                                                          -------
                                                           $1,224
                                                          -------
                                                          -------

     Rent expense recognized during the years ended December 31, 1997 and 1996 was $261 and $167, respectively.

15.  SUBSEQUENT EVENTS

     ACQUISITIONS

     During the period from January 1, 1998 to March 23, 1998, the Company, either directly, or through its consolidated and unconsolidated subsidiaries, acquired 12 properties and businesses with an aggregate purchase price of approximately $90,585 located in California, Texas and Nevada. These acquisitions were funded through the use of $6,739 in cash reserves, $60,154 in drawings on the Unsecured Credit Facility, and the assumption of $17,468 in mortgage indebtedness. The properties acquired have square footage totaling approximately 773,000, including three properties acquired by an unconsolidated subsidiary. In the same transactions, approximately 56 acres of land scheduled for future development was also acquired. The costs to develop these parcels is expected to aggregate to approximately $33,000, to be funded from drawings on the Unsecured Credit Facility and from cash reserves. These properties, when complete, will total approximately 749,000 square feet. In addition, the Company has entered into a commitment in the amount of $19,369 to acquire additional property from the seller of certain of the acquired properties.

     DISPOSITIONS

     On February 28, 1998, the Company sold a property located in Tennessee for a sales price of $1,880. After closing costs and pro-rated items which totaled $110, the Company received net proceeds of $1,770. The net proceeds were used to repay borrowings on the Unsecured Credit Facility.

     OTHER

     The Company's Board recently authorized the adoption of a stockholder rights plan designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. The rights plan is designed, among other things, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company's stockholders.

     On February 27, 1998, the Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was paid to the stockholders of record on March 16, 1998. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $.001 per share, of the Company, at a price of $100 per one one-thousandth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of March 12, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent.

     On March 4, 1998, the Board declared a dividend of $0.33 per share of Common Stock payable on April 17, 1998 to stockholders of record on April 3, 1998. This represents a 14% increase in the annualized dividend to $1.32 from $1.16 per share. The Board also declared a dividend of $0.33 per share of Series B Preferred Stock payable on April 15, 1998, to stockholders of record on April 3, 1998. This represents a 6% increase in the annualized dividend to $1.32 from $1.24 per share.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables summarize selected quarterly financial data for the years ended December 31, 1997 and 1996.

                                                                            QUARTER                           YEAR ENDED
                                                     ----------------------------------------------------     DECEMBER 31,
                                                        1              2              3              4            1997
                                                     -------        -------        -------        -------     ------------
Total Revenues                                       $11,852        $13,017        $15,033        $26,248        $66,150
Total Expenses                                         7,495          8,441         10,133         16,093         42,162




Income Before Minority Interest,
 Gain (Loss) on Divestiture of Properties and
 Extraordinary Item                                    4,357          4,576          4,900         10,155         23,988
Minority Interest in Net (Income)                         --             --             --            (30)           (30)
Gain (Loss) on Divestiture of Properties, Net            428           (877)           (17)             4           (462)
Extraordinary Item                                        --           (808)            --             --           (808)
Net Income                                             4,785          2,891          4,883         10,129         22,688
Net Income Allocable to Common                         4,080          2,186          4,178          9,426         19,870
Net Income Per Basic Weighted Average
 Common Share:
   Net Income Before Extraordinary Item              $  0.30        $  0.22        $  0.29        $  0.32        $  1.17
   Net Income                                           0.30           0.16           0.29           0.32           1.12
Net Income Per Diluted Weighted
Average Common Share:
   Net Income Before Extraordinary Item              $  0.29           0.22           0.28           0.32           1.13
   Net Income                                           0.29           0.16           0.28           0.32           1.09

                                                                            QUARTER                           YEAR ENDED
                                                     ----------------------------------------------------     DECEMBER 31,
                                                        1              2              3              4            1996
                                                     -------        -------        -------        -------     ------------
Total Revenues                                       $ 3,624        $10,132        $10,177        $11,108        $35,041
Total Expenses                                         2,688          6,690          6,777          7,725         23,880
Income Before Minority Interest, Gain on
 Divestiture of Properties and Extraordinary Item        936          3,442          3,400          3,383         11,161
Gain on Divestiture of Properties                         --              7            170          3,136          3,313
Extraordinary Item                                      (375)           (36)            --             --           (411)
Net Income                                               561          3,413          3,570          6,519         14,063
Net Income Allocable to Common                           265          2,708          2,864          5,814         11,651
Net Income Per Basic Weighted Average
 Common Share:
   Net Income Before Extraordinary Item              $  0.19        $  0.28        $  0.30        $  0.52        $  1.42
   Net Income                                           0.08           0.28           0.30           0.52           1.37
Net Income Per Diluted Weighted
Average Common Share:
   Net Income Before Extraordinary Item              $  0.19        $  0.28        $  0.29        $  0.48        $  1.37
   Net Income                                           0.08           0.28           0.29           0.48           1.33

17.  PRO FORMA RESULTS OF OPERATIONS  (UNAUDITED)

     The unaudited pro forma results of operations presented below for the years ended December 31, 1997 and 1996 have been prepared to reflect (i) the incremental effects of the Merger, (ii) the financing transactions discussed in Notes 6, 7 and 8, (iii) the acquisitions discussed in Notes 10 and 11, and
(iv) the dispositions discussed in Note 12 on the operations of the Company as if such transactions and adjustments had occurred on January 1, 1996.

     In the opinion of management, the unaudited pro forma results of operations provide for all adjustments necessary to reflect the effects of the transactions completed by the Company through December 31, 1997.

     This financial information is unaudited and is not necessarily indicative of the historical consolidated results that would have occurred if the transaction and adjustments reflected therein had been consummated in the period presented or on any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                   -----------------------------------
                                                      1997                     1996
                                                   ----------               ----------
TOTAL REVENUE                                      $ 102,686                 $  93,170

EXPENSES:
Interest                                              19,843                    19,966
Property Taxes                                        11,898                    11,319
Property Operating                                     9,032                     8,927
General and Administrative                             6,212                     5,885
Depreciation and Amortization                         18,492                    15,133
                                                   ----------               ----------
TOTAL EXPENSES                                        65,477                    61,230
                                                   ----------               ----------

NET INCOME BEFORE GAIN (LOSS) ON DIVESTITURE
  OF PROPERTIES AND EXTRAORDINARY ITEMS             $  37,209                  $ 31,940
                                                   ----------               ----------
                                                   ----------               ----------


                                 SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS
                    AS OF DECEMBER 31, 1997, 1996 AND 1995



                               BALANCE AT                                  BALANCE AT
                              BEGINNING OF   CHARGED TO    ADDITIONS         END OF
 DESCRIPTION                      YEAR         EXPENSE    (DEDUCTIONS)        YEAR
---------------------------------------------------------------------------------------
 1995
 ----
 Reserve for Bad Debts          $      --            --           --       $      --

 1996
 ----
 Reserve for Bad Debts          $      --       485,468       85,772       $ 571,240

 1997
 ----
 Reserve for Bad Debts          $ 571,240      (131,452)    (212,275)      $ 227,513

                        MERIDIAN INDUSTRIAL TRUST, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                                   GROSS AMOUNT
                                                 INITIAL COST TO COMPANY                      CARRIED AT END OF PERIOD
                                       -------------------------------------------  ------------------------------------------
                                                                                                    BUILDING &
PROPERTY                                    LAND       BUILDING       IMPROVEMENTS       LAND      IMPROVEMENTS       TOTAL
------------------------------------------------------------------------------------------------------------------------------
  ATLANTA:
    2200 Cedars Road                         1,264          4,790              -          1,264          4,790          6,054
    Highlands Parkway             (2)        2,060          5,755              3          2,060          5,758          7,818
    1901 Riverside                             546          3,489              -            546          3,489          4,035
    1601 Riverside                             712          2,889              -            712          2,889          3,601
    1701 Riverside                             811          3,486              -            811          3,486          4,297
    Live Oak Parkway              (5)        1,885          1,654              -          1,885          1,654          3,539
    Marietta Trade Center    (1), (5)        7,163         11,661             52          7,163         11,713         18,876
                                       ------------   ------------   ------------   ------------   ------------   ------------
  Subtotal                                  14,441         33,724             55         14,441         33,779         48,220
                                       ------------   ------------   ------------   ------------   ------------   ------------

  CHICAGO:
    1000 Lunt                     (1)   $      567     $    1,910     $      114     $      567     $    2,024     $    2,591
    1090 Pratt                    (1)          211            415              8            211            423            634
    1100 Pratt                    (1)          231            641            223            231            864          1,095
    1180 Pratt                    (1)          128            410              -            128            410            538
    1201 Busse                    (1)          110            289              3            110            292            402
    17025 Wallace                 (1)          164          1,621            181            164          1,802          1,966
    17129 Wallace                 (1)          133          1,544              1            133          1,545          1,678
    1815 Landmeier                (1)          302          1,370             32            302          1,402          1,704
    2375 Touhy Avenue             (1)          363            836              -            363            836          1,199
    3 Timber Court                           1,220         11,339              -          1,220         11,339         12,559
    3400 West Lake                (1)          881          1,694             44            881          1,738          2,619
    Crossroads Parkway                       1,497          7,874              -          1,497          7,874          9,371
    5101 W. 122nd Street          (1)          191          2,443            505            191          2,948          3,139
    700 Pratt                     (1)          386          1,414             13            386          1,427          1,813
    80 Internationale
       Boulevarde                              529          5,815              -            529          5,815          6,344
    801 Lunt                      (1)          203            645             94            203            739            942
    80th Avenue                              1,575          7,729              -          1,575          7,729          9,304
    900 Pratt                     (1)          226            534             21            226            555            781
    Bedford Park                               359          2,712            176            359          2,888          3,247
    101 Regency Drive                        1,030          6,380              -          1,030          6,380          7,410
    500 Regency Drive                        1,027          5,979              -          1,027          5,979          7,006
    Lombard I                     (1)          883          4,558            651            883          5,209          6,092
                                       ------------   ------------   ------------   ------------   ------------   ------------
  Subtotal                                  12,216         68,152          2,066         12,216         70,218         82,434
                                       ------------   ------------   ------------   ------------   ------------   ------------

  COLUMBUS:

    2303 John Glenn                          1,404          8,832              -          1,404          8,832         10,236
    Crosswind Drive               (1)        4,993         25,939              -          4,993         25,939         30,932
    200 Constitution Drive                   1,817          6,233              -          1,817          6,233          8,050
    2141 Southwest                             690          3,641              -            690          3,641          4,331
    6959-6967 Alum Creek                       730          3,779              -            730          3,779          4,509
    6969 Alum Creek                            727          4,184              -            727          4,184          4,911
                                       ------------   ------------   ------------   ------------   ------------   ------------
  Subtotal                                  10,361         52,608              -         10,361         52,608         62,969
                                       ------------   ------------   ------------   ------------   ------------   ------------

                                       ACCUMULATED        DATE OF       DATE OF
PROPERTY                              DEPRECIATION      CONSTRUCTION  ACQUISITION
----------------------------------------------------------------------------------
  ATLANTA:
    2200 Cedars Road                          (52)          1997       08/14/97
    Highlands Parkway                        (100)          1997       07/01/97
    1901 Riverside                            (34)          1989       08/29/97
    1601 Riverside                            (28)          1987       08/29/97
    1701 Riverside                            (34)          1987       08/29/97
    Live Oak Parkway                          (87)          1988       02/23/96
    Marietta Trade Center                    (639)          1986       02/23/96
                                       ------------
  Subtotal                                   (974)
                                       ------------

  CHICAGO:
    1000 Lunt                           $    (126)          1964       02/23/96
    1090 Pratt                                (24)          1964       02/23/96
    1100 Pratt                                (35)          1964       02/23/96
    1180 Pratt                                (22)          1963       02/23/96
    1201 Busse                                (15)          1964       02/23/96
    17025 Wallace                            (103)          1973       02/23/96
    17129 Wallace                             (82)          1970       02/23/96
    1815 Landmeier                            (72)          1964       02/23/96
    2375 Touhy Avenue                         (44)          1963       02/23/96
    3 Timber Court                            (81)          1994       09/30/97
    3400 West Lake                            (95)          1974       02/23/96
    Crossroads Parkway                       (226)          1995       12/31/96
    5101 W. 122nd Street                     (149)          1973       02/23/96
    700 Pratt                                 (75)          1964       02/23/96
    80 Internationale
       Boulevarde                             (41)          1994       09/30/97
    801 Lunt                                  (35)          1970       02/23/96
    80th Avenue                              (148)          1996       04/30/97
    900 Pratt                                 (31)          1964       02/23/96
    Bedford Park                             (161)          1980       02/23/96
    101 Regency Drive                         (62)          1991       08/29/97
    500 Regency Drive                         (58)          1991       08/29/97
    Lombard I                                (275)          1974       02/23/96
                                       ------------
  Subtotal                                 (1,960)
                                       ------------

  COLUMBUS:

    2303 John Glenn                           (63)          1994       09/24/97
    Crosswind Drive                          (926)          1989       09/30/96
    200 Constitution Drive                    (45)          1992       09/24/97
    2141 Southwest                            (26)          1991       09/24/97
    6959-6967 Alum Creek                      (27)          1993       09/24/97
    6969 Alum Creek                           (30)          1993       09/24/97
                                       ------------
  Subtotal                                 (1,117)
                                       ------------

                                                                                                   GROSS AMOUNT
                                                 INITIAL COST TO COMPANY                      CARRIED AT END OF PERIOD
                                       -------------------------------------------  ------------------------------------------
                                                                                                    BUILDING &
PROPERTY                                    LAND       BUILDING       IMPROVEMENTS       LAND      IMPROVEMENTS       TOTAL
------------------------------------------------------------------------------------------------------------------------------
  DALLAS:
    10425 Plano Road                           755          4,215              -            755          4,215          4,970
    1049 Avenue H East                         446          2,170              -            446          2,170          2,616
    13700 Benchmark Drive                      833          5,176              -            833          5,176          6,009
    1441 Patton Place                          434          2,893              -            434          2,893          3,327
    1505 Valwood Parkway                       383          2,846              -            383          2,846          3,229
    1701 Timberlake Drive                      785          2,964              -            785          2,964          3,749
    2022 McKenzie Drive                        754          4,363              -            754          4,363          5,117
    2501 N. Great S.W. Parkway                 693          2,648             92            693          2,740          3,433
    2800 E. Plano Parkway                      806          4,209              -            806          4,209          5,015
    399 Great S.W. Parkway                     144            917              -            144            917          1,061
    415-417 113th Street                       234          1,490              -            234          1,490          1,724
    500-508 113th Street                       232          1,490              -            232          1,490          1,722
    514-516 Great S.W. Parkway                 370          2,379              -            370          2,379          2,749
    714 -720 107th Street                      259          1,639              -            259          1,639          1,898
    918-920 Avenue N                            59            687              -             59            687            746
    Beltline                                   494          1,153             89            494          1,242          1,736
    Centreport 17                 (1)          383          1,441             25            383          1,466          1,849
    Centerport VII                             649          4,494             40            649          4,534          5,183
    Enterprise Building Park A    (2)          807          3,444              -            807          3,444          4,251
    Exchange Service Center 1                  505          1,975              -            505          1,975          2,480
    Exchange Service Center 2                  528          2,058              -            528          2,058          2,586
    Great Southwest 110           (1)          511          2,310             94            511          2,404          2,915
    Great Southwest 4                          340          1,233              7            340          1,240          1,580
    Highland Place                           1,572          6,399              -          1,572          6,399          7,971
    Las Colinas 1                              218            587              -            218            587            805
    Northgate 4                                244            834             18            244            852          1,096
    Northgate International       (1)        1,761          5,541              -          1,761          5,541          7,302
    Palisades I                                239            954             69            239          1,023          1,262
    Palisades II                               239            954              8            239            962          1,201
    201 Regal Row                 (1)          283            906              -            283            906          1,189
    Sarah Jane Parkway                       3,064         12,762             18          3,064         12,780         15,844
    Valley Branch II                           388            983              5            388            988          1,376
    Valwood 20                    (1)          691          2,399              -            691          2,399          3,090
    Valwood IV                                 326          1,067              -            326          1,067          1,393
    Water's Ridge                            2,358          7,843              -          2,358          7,843         10,201
    Las Colinas 4                              139            298             88            139            386            525
    Las Colinas 5                              492          1,058            263            492          1,321          1,813
    Northgate 28                               152            795              -            152            795            947
    Northgate 5                                137            469            142            137            611            748
    Regal Empress                              435          1,345              7            435          1,352          1,787
    Valley Branch #1                           175            442              6            175            448            623
                                       ------------   ------------   ------------   ------------   ------------   ------------
  Subtotal                                  24,317        103,830            971         24,317        104,801        129,118
                                       ------------   ------------   ------------   ------------   ------------   ------------


                                       ACCUMULATED        DATE OF       DATE OF
PROPERTY                              DEPRECIATION      CONSTRUCTION  ACQUISITION
----------------------------------------------------------------------------------
  DALLAS:
    10425 Plano Road                          (24)          1995       10/21/97
    1049 Avenue H East                          -           1964       12/31/97
    13700 Benchmark Drive                     (29)          1995       10/21/97
    1441 Patton Place                           -           1986       12/31/97
    1505 Valwood Parkway                      (16)          1995       10/21/97
    1701 Timberlake Drive                     (17)          1972       10/21/97
    2022 McKenzie Drive                       (24)          1984       10/21/97
    2501 N. Great S.W. Parkway                (49)          1983       05/30/97
    2800 E. Plano Parkway                     (24)          1994       10/21/97
    399 Great S.W. Parkway                      -           1970       12/31/97
    415-417 113th Street                        -           1974       12/31/97
    500-508 113th Street                        -           1974       12/31/97
    514-516 Great S.W. Parkway                  -           1971       12/31/97
    714 -720 107th Street                       -           1972       12/31/97
    918-920 Avenue N                            -           1974       12/31/97
    Beltline                                  (78)          1980       02/23/96
    Centreport 17                             (76)          1987       02/23/96
    Centerport VII                            (45)          1984       08/29/97
    Enterprise Building Park A                (56)          1997       09/17/97
    Exchange Service Center 1                 (14)          1973       09/24/97
    Exchange Service Center 2                 (15)          1973       09/24/97
    Great Southwest 110                      (141)          1974       02/23/96
    Great Southwest 4                         (65)          1979       02/23/96
    Highland Place                            (46)          1986       09/24/97
    Las Colinas 1                             (31)          1977       02/23/96
    Northgate 4                               (45)          1979       02/23/96
    Northgate International                  (293)          1987       02/23/96
    Palisades I                               (63)          1981       02/23/96
    Palisades II                              (52)          1981       02/23/96
    201 Regal Row                             (48)          1966       02/23/96
    Sarah Jane Parkway                       (491)          1996       11/19/96
    Valley Branch II                          (52)          1980       02/23/96
    Valwood 20                               (127)          1987       02/23/96
    Valwood IV                                (10)          1985       08/29/97
    Water's Ridge                            (328)          1996       11/29/96
    Las Colinas 4                             (20)          1980       02/23/96
    Las Colinas 5                             (91)          1980       02/23/96
    Northgate 28                              (42)          1983       02/23/96
    Northgate 5                               (46)          1979       02/23/96
    Regal Empress                             (73)          1984       02/23/96
    Valley Branch #1                          (25)          1980       02/23/96
                                       ------------
  Subtotal                                 (2,556)
                                       ------------

                                                                                                   GROSS AMOUNT
                                                 INITIAL COST TO COMPANY                      CARRIED AT END OF PERIOD
                                       -------------------------------------------  ------------------------------------------
                                                                                                    BUILDING &
PROPERTY                                    LAND       BUILDING       IMPROVEMENTS       LAND      IMPROVEMENTS       TOTAL
------------------------------------------------------------------------------------------------------------------------------
  DETROIT:
    HCC - Lot 26-11                            275          2,602              -            275          2,602          2,877
    HCC - Lot 27-8                             406          1,733              -            406          1,733          2,139
    HCC - Lot 6-16                             399          3,032              -            399          3,032          3,431
    Pontiac                                    519          2,078             78            519          2,156          2,675
    H & J Industrial 1                         128            905              3            128            908          1,036
    H & J Industrial 2                          66            542              -             66            542            608
    H & J Industrial 3                          72            899              -             72            899            971
    H & J Industrial 4                          28            219              -             28            219            247
    Southfield Commerce Ctr. 1                 204          1,219              6            204          1,225          1,429
    Southfield Commerce Ctr. 2                 311          1,968              -            311          1,968          2,279
    Troy Tech II                             1,326          5,305             58          1,326          5,363          6,689
    Westhills Commerce Ctr. 1                  100          1,346              -            100          1,346          1,446
    Westhills Commerce Ctr. 2                  122          1,197              -            122          1,197          1,319
                                       ------------   ------------   ------------   ------------   ------------   ------------
  Subtotal                                   3,956         23,045            145          3,956         23,190         27,146
                                       ------------   ------------   ------------   ------------   ------------   ------------
  HOUSTON:
    4647 Pine Timbers                          465          3,201              -            465          3,201          3,666
    4660 Pine Timbers                          978          6,795             10            978          6,805          7,783
    Brittmore Distribution - 1                 530          3,422              -            530          3,422          3,952
    Brittmore Distribution - 2                 457          2,922              -            457          2,922          3,379
    Perimeter Distribution - 1                 372          1,818              -            372          1,818          2,190
    Perimeter Distribution - 2                 167            805              -            167            805            972
    Pine North Distribution - 1                167          1,038             17            167          1,055          1,222
    Pine North Distribution - 2                278          1,781              -            278          1,781          2,059
    Pinemont Distribution - 1                  136            731              -            136            731            867
    Pinemont Distribution - 2                  298          1,602              -            298          1,602          1,900
                                       ------------   ------------   ------------   ------------   ------------   ------------
  Subtotal                                   3,848         24,115             27          3,848         24,142         27,990
                                       ------------   ------------   ------------   ------------   ------------   ------------


                                       ACCUMULATED        DATE OF       DATE OF
PROPERTY                              DEPRECIATION      CONSTRUCTION  ACQUISITION
----------------------------------------------------------------------------------
  DETROIT:
    HCC - Lot 26-11                            (19)         1990       09/24/97
    HCC - Lot 27-8                             (12)         1990       09/24/97
    HCC - Lot 6-16                             (22)         1990       09/24/97
    Pontiac                                   (110)         1986       02/23/96
    H & J Industrial 1                          (6)         1981       09/24/97
    H & J Industrial 2                          (4)         1981       09/24/97
    H & J Industrial 3                          (6)         1981       09/24/97
    H & J Industrial 4                          (2)         1981       09/24/97
    Southfield Commerce Ctr. 1                  (9)         1975       09/24/97
    Southfield Commerce Ctr. 2                 (14)         1975       09/24/97
    Troy Tech II                              (280)         1986       02/23/96
    Westhills Commerce Ctr. 1                  (10)         1983       09/24/97
    Westhills Commerce Ctr. 2                   (9)         1983       09/24/97
                                       ------------
  Subtotal                                    (503)
                                       ------------

  HOUSTON:
    4647 Pine Timbers                            -          1975       12/30/97
    4660 Pine Timbers                            -          1975       12/30/97
    Brittmore Distribution - 1                 (24)         1980       09/24/97
    Brittmore Distribution - 2                 (21)         1980       09/24/97
    Perimeter Distribution - 1                 (13)         1980       09/24/97
    Perimeter Distribution - 2                  (6)         1980       09/24/97
    Pine North Distribution - 1                 (7)         1982       09/24/97
    Pine North Distribution - 2                (13)         1982       09/24/97
    Pinemont Distribution - 1                   (5)         1981       09/24/97
    Pinemont Distribution - 2                  (11)         1981       09/24/97
                                       ------------
  Subtotal                                    (100)
                                       ------------

                                                                                                   GROSS AMOUNT
                                                 INITIAL COST TO COMPANY                      CARRIED AT END OF PERIOD
                                       -------------------------------------------  ------------------------------------------
                                                                                                    BUILDING &
PROPERTY                                    LAND       BUILDING       IMPROVEMENTS       LAND      IMPROVEMENTS       TOTAL
------------------------------------------------------------------------------------------------------------------------------
  INDIANAPOLIS:
    South Arlington                            899          6,655              -             899          6,655          7,554
                                       ------------   ------------   ------------   ------------   ------------   ------------
  Subtotal                                     899          6,655              -             899          6,655          7,554
                                       ------------   ------------   ------------   ------------   ------------   ------------

  LOS ANGELES BASIN:
    1051 South Rockefeller Ave.                691          3,600              -             691          3,600          4,291
    11195 Eucalyptus Street                    945          2,444              -             945          2,444          3,389
    11440 Pacific Avenue                       785          4,730              -             785          4,730          5,515
    14821 East Northam Street                  623          2,545              -             623          2,545          3,168
    19545 East San Jose Avenue                 815          3,343              -             815          3,343          4,158
    3050-3080 Enterprise Street              1,609          1,970              -           1,609          1,970          3,579
    3200 Enterprise Street                     873          3,508              -             873          3,508          4,381
    425 South Rockefeller                    1,239          2,700              -           1,239          2,700          3,939
    500 South Dupont Street                  1,946          8,271              -           1,946          8,271         10,217
    8865 Utica Avenue                        1,247          4,595              -           1,247          4,595          5,842
    Arenth Avenue                 (1)        3,430          6,105            285           3,430          6,390          9,820
    Cedarpointe - Land                       3,102             27             99           3,102            126          3,228
    Cedarpointe 14                             357          1,365              -             357          1,365          1,722
    Cedarpointe 15                             346          1,780              -             346          1,780          2,126
    Cedarpointe 16                             430          2,432              -             430          2,432          2,862
    Cedarpointe 17                             285          1,873              -             285          1,873          2,158
    Cedarpointe 18                             433          2,226              -             433          2,226          2,659
    Cedarpointe Industrial
       Park-2                                  744          3,702              -             744          3,702          4,446
    Dominguez North - Bldg 1                   697          4,057              -             697          4,057          4,754
    Dominguez North - Bldg 10                  585          2,238              -             585          2,238          2,823
    Dominguez North - Bldg 11                  503          1,355              -             503          1,355          1,858
    Dominguez North - Bldg 2                   481          2,256              -             481          2,256          2,737
    Dominguez North - Bldg 3                   417          1,265              -             417          1,265          1,682
    Dominguez North - Bldg 4                   446          1,793              -             446          1,793          2,239
    Dominguez North - Bldg 5                 1,803          7,721              -           1,803          7,721          9,524
    Dominguez North - Bldg 6                   839          3,962              -             839          3,962          4,801
    Dominguez North - Bldg 7                   810          1,334              -             810          1,334          2,144
    Dominguez North - Bldg 8                   784          1,820              -             784          1,820          2,604
    Dominguez North - Bldg 9                 1,464          5,816              -           1,464          5,816          7,280
    4451 Eucalyptus Avenue                   1,197          3,843            133           1,197          3,976          5,173
    Meyer Circle                             1,694          6,664              -           1,694          6,664          8,358
    Mission Oaks                             2,176          6,912              -           2,176          6,912          9,088
    Rustin Avenue                              623          3,543              -             623          3,543          4,166
    Skylab Road                   (2)        3,389          6,044            105           3,389          6,149          9,538
    Valencia Industrial Bldg.     (1)        1,429          3,591              4           1,429          3,595          5,024
    Wanamaker                                  499          4,049              3             499          4,052          4,551
    Yates Avenue                             6,085         10,413              -           6,085         10,413         16,498
    Chatsworth                                 812          1,736              -             812          1,736          2,548
    Cypress A(1)                               516          1,036             20             516          1,056          1,572
    Cypress B                                1,088          1,886              1           1,088          1,887          2,975
    Cypress C(1)                               495          1,118              -             495          1,118          1,613
    North Irvine                               691          2,077            167             691          2,244          2,935
                                       ------------   ------------   ------------   ------------   ------------   ------------
  Subtotal                                  49,423        143,745            817          49,423        144,562        193,985
                                       ------------   ------------   ------------   ------------   ------------   ------------


                                       ACCUMULATED        DATE OF       DATE OF
PROPERTY                              DEPRECIATION      CONSTRUCTION  ACQUISITION
----------------------------------------------------------------------------------
  INDIANAPOLIS:
    South Arlington                           (128)         1992       04/28/97
  Subtotal                                    (128)

  LOS ANGELES BASIN:
    1051 South Rockefeller Ave.                (26)         1986       09/30/97
    11195 Eucalyptus Street                    (14)         1983       10/21/97
    11440 Pacific Avenue                       (34)         1989       09/30/97
    14821 East Northam Street                  (18)         1992       09/30/97
    19545 East San Jose Avenue                 (24)         1988       09/30/97
    3050-3080 Enterprise Street                  -          1980       12/23/97
    3200 Enterprise Street                     (25)         1982       09/30/97
    425 South Rockefeller                      (39)         1986       07/01/97
    500 South Dupont Street                    (46)         1987       10/21/97
    8865 Utica Avenue                          (26)         1987       10/21/97
    Arenth Avenue                             (346)         1973       03/29/96
    Cedarpointe - Land                           -
    Cedarpointe 14                             (10)         1990       09/24/97
    Cedarpointe 15                             (13)         1990       09/24/97
    Cedarpointe 16                             (17)         1990       09/24/97
    Cedarpointe 17                             (13)         1990       09/24/97
    Cedarpointe 18                             (16)         1990       09/24/97
    Cedarpointe Industrial Park-2              (26)         1990       09/24/97
    Dominguez North - Bldg 1                   (29)         1981       09/24/97
    Dominguez North - Bldg 10                  (16)         1981       09/24/97
    Dominguez North - Bldg 11                  (10)         1981       09/24/97
    Dominguez North - Bldg 2                   (16)         1981       09/24/97
    Dominguez North - Bldg 3                    (9)         1981       09/24/97
    Dominguez North - Bldg 4                   (13)         1981       09/24/97
    Dominguez North - Bldg 5                   (55)         1981       09/24/97
    Dominguez North - Bldg 6                   (28)         1981       09/24/97
    Dominguez North - Bldg 7                   (10)         1981       09/24/97
    Dominguez North - Bldg 8                   (13)         1981       09/24/97
    Dominguez North - Bldg 9                   (42)         1981       09/24/97
    4451 Eucalyptus Avenue                     (70)         1989       05/12/97
    Meyer Circle                              (128)         1983       04/28/97
    Mission Oaks                              (202)         1969       12/24/96
    Rustin Avenue                             (114)         1990       11/15/96
    Skylab Road                                (32)         1997       12/10/97
    Valencia Industrial Bldg.                 (190)         1985       02/23/96
    Wanamaker                                 (130)         1985       11/22/96
    Yates Avenue                              (189)         1987       05/13/97
    Chatsworth                                 (92)         1985       02/23/96
    Cypress A                                  (55)         1984       02/23/96
    Cypress B                                 (100)         1984       02/23/96
    Cypress C                                  (59)         1984       02/23/96
    North Irvine                              (153)         1975       02/23/96
                                       ------------
  Subtotal                                  (2,448)
                                       ------------

                        MERIDIAN INDUSTRIAL TRUST, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                              GROSS AMOUNT
                                            INITIAL COST TO COMPANY                    CARRIED AT END OF PERIOD
                                    ----------------------------------------    ----------------------------------------
                                                                                               BUILDING &
PROPERTY                               LAND        BUILDING     IMPROVEMENTS        LAND      IMPROVEMENTS      TOTAL
------------------------------------------------------------------------------------------------------------------------
  LITTLE ROCK:
    Baxter                                115          1,210            -              115          1,210          1,325
    Port Distribution                     218          2,900              3            218          2,903          3,121
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                                333          4,110              3            333          4,113          4,446
                                   ----------     ----------     ----------     ----------     ----------     ----------

  MEMPHIS:
    4000 Air Park Cove                    241          1,361            -              241          1,361          1,602
    4013 Premier                          204          1,556              6            204          1,562          1,766
    Airport Bldg #14                      363          2,410            -              363          2,410          2,773
    Airport Bldg #16 A                    132          1,339             46            132          1,385          1,517
    Airport Bldg #16 B                     42            428            -               42            428            470
    Airport Bldg #17                      237          1,938             71            237          2,009          2,246
    Airport Bldg #3                       170            898            -              170            898          1,068
    Delp Distribution          (1)      1,101          5,785            -            1,101          5,785          6,886
    Olive Branch          (1), (4)        587          9,204             22            587          9,226          9,813
    Olive Branch 2             (4)        -            6,681             14            -            6,695          6,695
    Willow Lake                (1)        750          3,210            161            750          3,371          4,121
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                              3,827         34,810            320          3,827         35,130         38,957
                                   ----------     ----------     ----------     ----------     ----------     ----------

  MIAMI:
    Centerport Building A                 711          2,960            -              711          2,960          3,671
    Centerport Building B                 802          2,623              2            802          2,625          3,427
    Centerport Building E                 488          4,036            -              488          4,036          4,524
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                              2,001          9,619              2          2,001          9,621         11,622
                                   ----------     ----------     ----------     ----------     ----------     ----------

  MINNEAPOLIS:
    Boulder Avenue                          5          4,151              1              5          4,152          4,157
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                                  5          4,151              1              5          4,152          4,157
                                   ----------     ----------     ----------     ----------     ----------     ----------

  NASHVILLE:
    1550 Heil Quaker                      298          3,228             87            298          3,315          3,613
    1600 Corporate Place                  185          1,260              7            185          1,267          1,452
    Hennessy Warehouse                    201          1,226             33            201          1,259          1,460
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                                684          5,714            127            684          5,841          6,525
                                   ----------     ----------     ----------     ----------     ----------     ----------

                                   ACCUMULATED      DATE OF       DATE OF
                                  DEPRECIATION   CONSTRUCTION   ACQUISITION
---------------------------------------------------------------------------
  LITTLE ROCK:
    Baxter                                (63)       1990        02/23/96
    Port Distribution                    (157)       1986        02/23/96
                                   ----------
  Subtotal                               (220)
                                   ----------

  MEMPHIS:
    4000 Air Park Cove                    (72)       1988        02/23/96
    4013 Premier                          (84)       1970        02/23/96
    Airport Bldg #14                     (127)       1977        02/23/96
    Airport Bldg #16 A                    (86)       1977        02/23/96
    Airport Bldg #16 B                    (23)       1977        02/23/96
    Airport Bldg #17                     (118)       1978        02/23/96
    Airport Bldg #3                       (47)       1971        02/23/96
    Delp Distribution                    (306)       1982        02/23/96
    Olive Branch                         (488)       1989        02/23/96
    Olive Branch 2                       (354)       1995        02/23/96
    Willow Lake                          (203)       1988        02/23/96
                                   ----------
  Subtotal                             (1,908)
                                   ----------

  MIAMI:
    Centerport Building A                 (21)       1991        09/24/97
    Centerport Building B                 (19)       1991        09/24/97
    Centerport Building E                 (29)       1991        09/24/97
                                   ----------
  Subtotal                                (69)
                                   ----------

  MINNEAPOLIS:
    Boulder Avenue                       (119)       1997        03/01/97
                                   ----------
  Subtotal                               (119)
                                   ----------

  NASHVILLE:
    1550 Heil Quaker                     (173)       1978        02/23/96
    1600 Corporate Place                  (69)       1976        02/23/96
    Hennessy Warehouse                    (78)       1975        02/23/96
                                   ----------
  Subtotal                               (320)
                                   ----------

                        MERIDIAN INDUSTRIAL TRUST, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                              GROSS AMOUNT
                                            INITIAL COST TO COMPANY                    CARRIED AT END OF PERIOD
                                    ----------------------------------------    ----------------------------------------
                                                                                               BUILDING &
PROPERTY                               LAND        BUILDING     IMPROVEMENTS        LAND      IMPROVEMENTS      TOTAL
------------------------------------------------------------------------------------------------------------------------
  NEW JERSEY/I95:
    100 Friars Lane                     1,348          8,685            -            1,348          8,685         10,033
    103-105 Gaither Drive                 513          1,935            -              513          1,935          2,448
    110 Gaither Drive                     285          1,138            -              285          1,138          1,423
    112 Gaither Drive                     264          1,060            -              264          1,060          1,324
    130 Benigno Blvd.                     255          1,205            -              255          1,205          1,460
    361 Bellevue Road                     200            894            -              200            894          1,094
    9020 Pennsauken Highway               100            602            -              100            602            702
    9040 Pennsauken Highway               120            656            -              120            656            776
    9160 Pennsauken Highway               122            495            -              122            495            617
    9255 Commerce Highway                 174            968            -              174            968          1,142
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                              3,381         17,638            -            3,381         17,638         21,019
                                   ----------     ----------     ----------     ----------     ----------     ----------

  ORLANDO:
    2200 Consulate Drive       (2)      1,706          8,138              9          1,706          8,147          9,853
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                              1,706          8,138              9          1,706          8,147          9,853
                                   ----------     ----------     ----------     ----------     ----------     ----------

  PHOENIX:
    4440 East Elwood Street               697          6,374            -              697          6,374          7,071
    470 West Vaughn Street                277          2,134            -              277          2,134          2,411
    7000 West Latham Street             1,601          6,712            -            1,601          6,712          8,313
    Phoenix N. 27th                       197            658            -              197            658            855
    Phoenix Plaza Three                   486          1,121             96            486          1,217          1,703
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                              3,258         16,999             96          3,258         17,095         20,353
                                   ----------     ----------     ----------     ----------     ----------     ----------

  RICHMOND:
    North Run III                       1,154          3,905            -            1,154          3,905          5,059
    North Run IV                        1,568          6,607            -            1,568          6,607          8,175
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                              2,722         10,512            -            2,722         10,512         13,234
                                   ----------     ----------     ----------     ----------     ----------     ----------

  SAN DIEGO:
    6355 Nancy Ridge Drive                 93            186            -               93            186            279
    Scripps Ranch                       3,862          5,844             74          3,862          5,918          9,780
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                              3,955          6,030             74          3,955          6,104         10,059
                                   ----------     ----------     ----------     ----------     ----------     ----------

  SEATTLE:
    Park at Woodinville        (1)      2,530          9,468            281          2,530          9,749         12,279
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                              2,530          9,468            281          2,530          9,749         12,279
                                   ----------     ----------     ----------     ----------     ----------     ----------

                                   ACCUMULATED      DATE OF       DATE OF
                                  DEPRECIATION   CONSTRUCTION   ACQUISITION
---------------------------------------------------------------------------
  NEW JERSEY/I95:
    100 Friars Lane                      (115)       1992        07/29/97
    103-105 Gaither Drive                 -          1974        12/31/97
    110 Gaither Drive                     -          1973        12/31/97
    112 Gaither Drive                     -          1974        12/31/97
    130 Benigno Blvd.                     -          1974        12/31/97
    361 Bellevue Road                     -          1974        12/31/97
    9020 Pennsauken Highway               -          1974        12/31/97
    9040 Pennsauken Highway               -          1974        12/31/97
    9160 Pennsauken Highway               -          1976        12/31/97
    9255 Commerce Highway                 -          1974        12/31/97
                                   ----------
  Subtotal                               (115)
                                   ----------
  ORLANDO:
    2200 Consulate Drive                  (51)       1997        10/08/97
                                   ----------
  Subtotal                                (51)
                                   ----------

  PHOENIX:
    4440 East Elwood Street               (36)       1995        10/21/97
    470 West Vaughn Street                (15)       1991        09/30/97
    7000 West Latham Street               (38)       1995        10/21/97
    Phoenix N. 27th                       (35)    1983-1984      02/23/96
    Phoenix Plaza Three                  (106)    1969-1970      02/23/96
                                   ----------
  Subtotal                               (230)
                                   ----------

  RICHMOND:
    North Run III                         (28)       1988        09/24/97
    North Run IV                          (47)       1989        09/24/97
                                   ----------
  Subtotal                                (75)
                                   ----------

  SAN DIEGO:
    6355 Nancy Ridge Drive                (10)       1984        02/23/96
    Scripps Ranch                        (336)    1978-1980      02/23/96
                                   ----------
  Subtotal                               (346)
                                   ----------

  SEATTLE:
    Park at Woodinville                  (531)       1982        02/23/96
                                   ----------
  Subtotal                               (531)
                                   ----------

                        MERIDIAN INDUSTRIAL TRUST, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                              GROSS AMOUNT
                                            INITIAL COST TO COMPANY                    CARRIED AT END OF PERIOD
                                    ----------------------------------------    ----------------------------------------
                                                                                               BUILDING &
PROPERTY                               LAND        BUILDING     IMPROVEMENTS        LAND      IMPROVEMENTS      TOTAL
------------------------------------------------------------------------------------------------------------------------
  SAN FRANCISCO BAY AREA
    2190 Hanson Way                     1,124          5,954            -            1,124          5,954          7,078
    Gold River Lane                     2,153         11,421            -            2,153         11,421         13,574
    Overlake Place                      2,900          5,635            -            2,900          5,635          8,535
    San Carlos Industrial               3,042          4,829            214          3,042          5,043          8,085
    2711 North First Street             1,304          5,193            -            1,304          5,193          6,497
    Barrington Business Park            1,865          7,379            -            1,865          7,379          9,244
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                             12,388         40,411            214         12,388         40,625         53,013
                                   ----------     ----------     ----------     ----------     ----------     ----------

  ST. LOUIS:
    5463 Phantom Drive                    248          2,722            -              248          2,722          2,970
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                                248          2,722            -              248          2,722          2,970
                                   ----------     ----------     ----------     ----------     ----------     ----------

  DEVELOPMENT PROJECTS:
    Atlanta, GA                (3)        928             10            637            928            647          1,575
    Charlotte, NC              (3)        -              -              -              -              -              -
    Dallas, TX                 (3)        755              4          2,281            755          2,285          3,040
    Dallas, TX                 (3)        905            -            2,469            905          2,469          3,374
    Dallas, TX                 (3)      2,738              3          2,162          2,738          2,165          4,903
    Los Angeles, CA            (3)      4,977              5          3,664          4,977          3,669          8,646
    Nashville, TN              (3)      1,013            -            2,371          1,013          2,371          3,384
    Orlando, FL                (3)        602            -            1,900            602          1,900          2,502
    San Francisco Bay Area, CA (3)        -              -            7,912            -            7,912          7,912
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Subtotal                             11,918             22         23,396         11,918         23,418         35,336
                                   ----------     ----------     ----------     ----------     ----------     ----------
------------------------------------------------------------------------------------------------------------------------
TOTAL                              $  168,417     $  626,218        $28,604     $  168,417     $  654,822     $  823,239
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

                                   ACCUMULATED      DATE OF       DATE OF
                                  DEPRECIATION   CONSTRUCTION   ACQUISITION
---------------------------------------------------------------------------
  SAN FRANCISCO BAY AREA
    2190 Hanson Way                       -          1997        12/23/97
    Gold River Lane                      (328)       1996        12/30/96
    Overlake Place                       (251)       1996        06/10/96
    San Carlos Industrial                (274)       1969        02/23/96
    2711 North First Street               (37)       1980        09/30/97
    Barrington Business Park              (53)       1990        09/30/97
                                   ----------
  Subtotal                               (943)
                                   ----------

  ST. LOUIS:
    5463 Phantom Drive                    (19)       1975        09/30/97
                                   ----------
  Subtotal                                (19)
                                   ----------

  DEVELOPMENT PROJECTS:
    Atlanta, GA                           -
    Charlotte, NC                         -
    Dallas, TX                            -
    Dallas, TX                            -
    Dallas, TX                            -
    Los Angeles, CA                       -
    Nashville, TN                         -
    Orlando, FL                           -
    San Francisco Bay Area, CA            -
                                   ----------
  Subtotal                                -
                                   ----------

---------------------------------------------------------------------------
TOTAL                              $  (14,732)
---------------------------------------------------------------------------
---------------------------------------------------------------------------

                        MERIDIAN INDUSTRIAL TRUST, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

Reconciliation of cost and accumulated depreciation for the years ended December 31, 1997 and 1996, are as follows:

                                                               December 31, 1997                       December 31, 1996
                                                       --------------------------------        --------------------------------
                                                                           Accumulated                             Accumulated
                                                             Cost          Depreciation             Cost           Depreciation
                                                       --------------------------------        --------------------------------
Balance at beginning of year                           $    326,349        $     (4,365)       $        300        $          -

 Additions during period:
     Merged Trusts                                                -                   -             229,831                   -
     Acquisition of rental properties                       493,768                   -              89,320                   -
     Land acquistion and property development costs          62,429                   -              33,235                   -
     Recurring building and  tenant improvements              3,064                   -               2,265                   -
     Adjustments to property basis                             (235)                  6                 446                   -
     Depreciation                                                 -             (10,716)                  -              (4,792)

 Property dispositions                                      (62,136)                343             (29,048)                427
                                                       --------------------------------        --------------------------------
 Balance at End of Year                                $    823,239        $    (14,732)       $    326,349        $     (4,365)
                                                       --------------------------------        --------------------------------
                                                       --------------------------------        --------------------------------

(1) These properties serve as collateral for the Mortgage Loan facility. As of December 31, 1997, the outstanding indebtedness under this facility totaled $66,094. As of December 31, 1997, these properties have a net book value of $138,863.

(2) These properties were completed in 1997.

(3) As of December 31, 1997 these properties were still under construction.
    The properties are located in various markets and will be completed in 1998.

(4) Olive Branch and Olive Branch 2 are considered one property.

(5) These two properties are retail shopping centers with an aggregate net book value of $21,689 at December 31, 1997. All other operating properties owned by the Company are industrial.

(6) Aggregate cost for federal income tax purposes is $889,610.

MOST RECENT REVISION: 3/12/98


NO.                                  DESCRIPTION
--                                   -----------
2.1   (1)  Amended and Restated Agreement and Plan of Merger among the Trusts and the Company dated as of November 10, 1995.

3.1   (2)  The Company's Third Amended and Restated Articles of Incorporation.

3.2   (2)  The Company's Second Amended and Restated Bylaws.

3.3   (3)  Amendment to Second Amended and Restated Bylaws adopted January 26,
           1996.

3.4   (3)  Second Amendment to Second Amended and Restated Bylaws adopted
           September 17, 1997.

3.5   (4)  Amendment to Second Amended and Restated Bylaws adopted January 20,
           1997.

4.1   (2)  Specimen share certificate. (See also restrictions contained in
           Exhibits 3.1 and 3.2)

4.2   (5)  Rights Agreement, dated as of March 12, 1998, between the Company and First Chicago Trust Company of New York, which includes the form of Certificate of Designation of Series C Junior Participating
           Preferred Stock as Exhibit A, the form of Rights Certificate as
           Exhibit B and the form of the Summary of Rights as Exhibit C.

10.1  (2)  Amended and Restated Employee and Director Incentive Stock Plan of
           the Company.

10.2  (6)  First Amendment to Amended and Restated Employee and Director
           Incentive Stock Plan of the Company.

10.3  (4)  Amendment to Amended and Restated Employee and Director Incentive
           Stock Plan adopted by the Company's shareholders on May 16, 1997.


10.4  (4)  Amendment to Amended and Restated Employee and Director Incentive
           Stock Plan adopted by the Company's Board of Directors on January 20, 1998.

10.5  (2)  Amended and Restated Investor Rights Agreement among the Company,
           Hunt, USAA, Trust 83, Ameritech and OTR dated as of February
           23, 1996.

10.6  (7)  Registration Rights Agreement dated September 24, 1997, among the
           Company, The Prudential Insurance Company of America, The
           Prudential Insurance Company of America on behalf of a single client insurance company separate account contained in Group
           Annuity Contract No. GA-9032, Strategic Performance Fund - II,
           Inc., and The Prudential Variable Contract Real Property Partnership.

10.7  (7)  Amended and Restated Registration Rights Agreement dated September
           24, 1997, among the Company, The Prudential Insurance Company of
           America acting for the benefit of the Chevron Separate Account, and The Prudential Insurance Company of America acting for the benefit of the Strategic Performance Fund I Separate Account.

10.8  (8)  Registration Rights Agreement dated September 30, 1997 between the
           Company and Ameritech Pension Trust.

10.9  (2)  Amended and Restated Excepted Holder Agreement between the Company and Hunt dated as of February 23, 1996.

10.10 (2)  Amended and Restated Excepted Holder Agreement between the Company and USAA dated as of February 23, 1996.

10.11 (2)  Excepted Holder Agreement between the Company and Ameritech dated as of February 23, 1996.

10.12 (2)  Excepted Holder Agreement between the Company and OTR dated as of
           February 23, 1996.

10.13 (3)  MIT-Investor Excepted Holder Agreement dated September 24, 1997 between the Company and The Prudential Insurance Company of
           America.

10.14 (4)  First Amendment to Excepted Holder Agreement dated January 20, 1998 between the Company and The Prudential Insurance Company of America.

10.15 (8)  MIT-Ameritech Amended and Restated Excepted Holder Agreement dated
           September 30, 1997, between the Company and Ameritech Pension Trust.

10.16 (1)  Amended and Restated Stockholders' Agreement among the Company, the
           Trusts, USAA, Allen J. Anderson, C.E. Cornutt, Peter O. Hanson,
           Robert E. Morgan, John S. Moody, James M. Pollak, Kenneth N.
           Stensby and Lee W. Wilson dated as of November 10, 1995.

10.17 (2)  Warrant Agreement between the Company and the First Chicago Trust
           Company of New York dated as of February 23, 1996.

10.18 (1)  Form of Indemnification Agreement signed by the Company and certain directors, officers, employees and agents of the Company.

10.19 (1)  Stock Purchase Agreement among the Company, Ameritech and OTR dated as of December 20, 1995.


10.20 (3)  Third Amended and Restated Revolving Credit Agreement dated
           September 23, 1997, among (i) the Company, (ii) BankBoston, N.A.,
           Texas Commerce Bank National Association, NationsBank of Texas, N.A.,
           Wells Fargo Bank, N.A., Dresdner Bank AG, First American Bank Texas,
           S.S.B., (collectively, the "Banks"), (iii) BankBoston, N.A. as Agent for the Banks, (iv) Texas Commerce Bank National Association as
           Documentation Agent for the Banks, and (v) NationsBank of Texas, N.A.
           as Syndication Agent for the Banks.

10.21 (3)  Second Amended and Restated Guaranty of Payment and Performance dated
           September 23, 1997 executed by MIT Unsecured L.P.

10.22 (4)  Form of First Amendment to Third Amended and Restated Revolving Credit
           Agreement dated February 19, 1998 among (i) the Company, (ii) MIT
           Unsecured L.P. and Meridian Refrigerated, Inc. (iv) BankBoston, N.A.,
           Chase Bank of Texas, National Association, NationsBank of Texas, N.A.,
           Wells Fargo Bank, N.A., Dresdner Bank AG, New York Branch and Grand
           Cayman Branch, and First American Bank Texas, S.S.B., (collectively, the "Banks"), (iii) BankBoston, N.A. as Agent for the Banks, (iv) Chase
           Bank of Texas, National Association as Documentation Agent for the
           Banks, and (v) NationsBank of Texas, N.A. as Syndication Agent for the
           Banks.

10.23 (4)  Form of Guaranty of Payment and Performance dated February 19, 1998 and signed by Meridian Refrigerated, Inc.

10.24 (6)  Amended and Restated Loan Administration Agreement between The
           Prudential Insurance Company of America and the Company, IndTennco
           Limited Partnership, Metro-Sierra Limited Partnership, and Progress
           Center/Alabama Limited Partnership dated as of February 23, 1996.

10.25 (2)  Agreement of Limited Partnership of DFW Nine dated April 15, 1987.

10.26 (2)  Amendment No. 1 to Agreement of Limited Partnership of DFW Nine dated
           June 1, 1987.

10.27 (2)  Assignment of General Partnership Interests and Agreement regarding
           DFW Nine dated February, 1996.

10.28 (6)  Assignment of Limited Partnership Interest in MIT Unsecured L.P.
           (formerly known as DFW Nine) dated December 31, 1996.

10.29 (2)  Agreement of Limited Partnership of Progress Center/Alabama Limited
           Partnership dated December 3, 1987.

10.30 (2)  First Amendment to Agreement of Limited Partnership of Progress
           Center/Alabama Limited Partnership dated June 29, 1990.

10.31 (6)  Assignment of Limited Partnership Interest in MIT Secured L.P.
           (formerly known as Progress Center/Alabama Limited Partnership) dated December 31, 1996.

10.32 (9)  Amended and Restated Stock Purchase Agreement dated June 12, 1997 by and between the Company as Seller and The Prudential Insurance Company of America, as Purchaser together with a summary of the economic terms of three additional Stock Purchase Agreements into which the Company as Seller has entered with Strategic Performance Fund-II, Inc. as
           Purchaser, The Prudential Variable Contract Real Property Partnership as Purchaser, and The Prudential Insurance Company of America on behalf of a single client insurance company account contained in Group Annuity
           Contract No. GA-9032 as Purchaser.


10.33 (9)  Purchase and Sale Agreement (Texas properties) between The Prudential
           Insurance Company of America and the Company dated May 29, 1997, together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, and the Third Amendment thereto dated August 5, 1997.

10.34 (10) Fourth Amendment to Purchase and Sale Agreement (Texas properties)
           between The Prudential Insurance Company of America and the Company dated August 20, 1997, Fifth Amendment to Purchase and Sale Agreement
           (Texas properties) between The Prudential Insurance Company of America and the Company dated September 5, 1997, and Sixth Amendment to
           Purchase and Sale Agreement (Texas properties) between The Prudential
           Insurance Company of America and the Company dated September 8, 1997.

10.35 (9)  Summary of the Purchase and Sale Agreement (Cedarpointe, CA)
           between The Prudential Insurance Company of America and the Company dated May 29, 1997, together with the First Amendment thereto dated
           July 7, 1997, the Second Amendment thereto dated July 22, and the Third
           Amendment thereto dated August 5, 1997.

10.36 (10) Fourth Amendment to Purchase and Sale Agreement (Cedarpointe, CA)
           between The Prudential Insurance Company of America and the Company dated August 20, 1997, Fifth Amendment to Purchase and Sale
           Agreement (Cedarpointe, CA) between The Prudential Insurance Company of America and the Company dated September 5, 1997, and Sixth
           Amendment to Purchase and Sale Agreement (Cedarpointe, CA) between
           The Prudential Insurance Company of America and the Company dated
           September 8, 1997.

10.37 (9)  Summary of the Purchase and Sale Agreement (460 Ellis
           Road-Jacksonville & Centerport) between The Prudential Insurance
           Company of America and the Company dated May 29, 1997, together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, and the Third Amendment thereto dated August
           5, 1997.

10.38 (10) Fourth Amendment to Purchase and Sale Agreement (460 Ellis
           Road-Jacksonville & Centerport) between The Prudential Insurance
           Company of America and the Company dated August 20, 1997, Fifth
           Amendment to Purchase and Sale Agreement (460 Ellis
           Road-Jacksonville & Centerport) between The Prudential Insurance
           Company of America and the Company dated September 5, 1997, and
           Sixth Amendment to Purchase and Sale Agreement (460 Ellis
           Road-Jacksonville & Centerport) between The Prudential Insurance
           Company of America and the Company dated September 8, 1997.

10.39 (9)  Summary of the Purchase and Sale Agreement (Michigan, Louisiana, and
           Virginia) between The Prudential Insurance Company of America and the Company dated May 29, 1997, together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July
           22, and the Third Amendment thereto dated August 5, 1997.

10.40 (10) Fourth Amendment to Purchase and Sale Agreement (Michigan,
           Louisiana, and Virginia) between The Prudential Insurance Company of
           America and the Company dated August 20, 1997, Fifth Amendment to
           Purchase and Sale Agreement (Michigan, Louisiana, and Virginia) between The Prudential Insurance Company of America and the Company dated September 5, 1997, and Sixth Amendment to Purchase and Sale
           Agreement (Michigan, Louisiana, and Virginia) between The Prudential
           Insurance Company of America and the Company dated September 8, 1997.

10.41 (9)  Summary of the Purchase and Sale Agreement (Illinois, Michigan &
           California land) between The Prudential Insurance Company of America and the Company dated May 29, 1997, together with the First
           Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, and the Third Amendment thereto dated August 5, 1997.


10.42 (10) Fourth Amendment to Purchase and Sale Agreement (Illinois, Michigan
           & California land) between The Prudential Insurance Company of
           America and the Company dated August 20, 1997, Fifth Amendment to
           Purchase and Sale Agreement (Illinois, Michigan & California) between The Prudential Insurance Company of America and the Company dated September 5, 1997, and Sixth Amendment to Purchase and Sale
           Agreement (Illinois, Michigan & California) between The Prudential
           Insurance Company of America and the Company dated September 22,
           1997.

10.43 (10) Summary of Purchase and Sale Agreement between Pru-Oma Joint Venture and the Company dated May 29, 1997 together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July
           22, the Third Amendment thereto dated August 5, 1997, the Fourth
           Amendment thereto dated August 20, 1997, the Fifth Amendment thereto dated September 5, 1997, and the Sixth Amendment thereto dated
           September 8, 1997.

10.44 (10) Summary of Purchase and Sale Agreement between The Prudential
           Insurance Company of America and One Federal Street Joint Venture as sellers and the Company as buyer dated May 29, 1997 together with the First Amendment thereto dated July 7, 1997, the Second Amendment thereto dated July 22, the Third Amendment thereto dated August 5,
           1997, the Fourth Amendment thereto dated August 20, 1997, the Fifth
           Amendment thereto dated September 5, 1997, and the Sixth Amendment thereto dated September 8, 1997.

10.45 (10) Agreement regarding Real Property between EastGroup Properties, L.P.
           and the Company dated September 22, 1997.

10.46 (10) Promissory Note in the amount of $18,300,000 dated September 23,
           1997 executed in favor of the Company by EastGroup Properties, L.P.

10.47 (10) Form of Mortgage and Security Agreement executed by EastGroup
           Properties, L.P. with respect to the $18,300,000 loan from the Company to EastGroup Properties, L.P.

10.48 (10) Promissory Note in the amount of $26,700,000 dated September 23,
           1997 executed in favor of the Company by EastGroup Properties, L.P.

10.49 (10) Form of Mortgage and Security Agreement executed by EastGroup
           Properties, L.P. with respect to the $26,700,000 loan from the Company to EastGroup Properties, L.P.

10.50 (11) Agreement of Purchase and Sale and Joint Escrow Instructions dated
           May 29, 1997 between the Company and State Street Bank and Trust
           Company, as Trustee for Ameritech Pension Trust.

10.51 (1)  Form of employment letters signed by the Company and, respectively,
           Allen J. Anderson, Milton K. Reeder, Dennis D. Higgs, Jaime Suarez and Robert A. Dobbin, each dated November 14, 1995, together with summary of economic terms for each such employment letter.

10.52 (2)  Employment letter signed by Celeste Woo dated November 14, 1996.

10.53 (2)  Employment letter signed by Peter B. Harmon dated January 30, 1996.

10.54 (12) Employment letter signed by Gregory D. Skirving dated January 9, 1997.

10.55 (4)  Form of Severance Agreement entered into between the Company and Allen
           J. Anderson, Dennis D. Higgs, and Milton K. Reeder.


10.56 (4)  Form of Severance Agreement entered into between the Company and
           Gregory D. Skirving, Peter B. Harmon, Timothy B. Keith, Brian R.
           Barringer, Jaime Suarez, and Robert A. Dobbin.

10.57 (4)  The Company's Severance Plan adopted February 5, 1998.

10.58 (2)  Form of Incentive Stock Option Agreement to be signed by the
           Company and certain officers and employees participating in the Company's Stock Plan.

10.59 (2)  Form of Nonstatutory Stock Option Agreements to be signed by the
           Company and certain directors, officers, employees and agents participating in the Company's Stock Plan.

10.60 (2)  Form of Promissory Note used in connection with the purchase the
           Company's Common Stock signed by Messrs. Anderson ($200,000),
           Reeder ($40,000), Higgs ($90,000), Keith ($30,000) and Suarez
           ($20,000).

10.61 (2)  Note Purchase Agreement between the Company and The First National
           Bank of Boston dated as of February 13, 1996.

10.62 (2)  Security Agreement and Assignment of Account to The First National
           Bank of Boston from the Company dated February 13, 1996.

10.63 (1)  Option Agreement between the Company and USAA dated as of November
           21, 1995, including the form of USAA Warrant attached.

10.64 (2)  Warrant issued to USAA to purchase Common Stock of the Company dated February 23, 1996.

10.65 (2)  The Company's Dividend Reinvestment Plan.

10.66 (4)  Note Purchase Agreement among the Company and The Travelers
           Insurance Company (I/N/O TRAL & CO.), United Services Automobile
           Association (I/N/O SALKELD & CO.), The Variable Annuity Life
           Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The
           Old Line Life Insurance Company of America, The Lincoln National
           Life Insurance Company, Lincoln Life & Annuity Company of New
           York, First Penn-Pacific Life Insurance Company (I/N/O CUDD &
           CO), Lincoln National Health & Casualty Insurance Company, Allied
           Life Insurance Company "B" (I/N/O GERLACH & CO), Sons of Norway
           (I/N/O VAR & CO), Aid Association for Lutherans (I/N/O NIMER &
           CO), Metropolitan Life Insurance Company, National Life Insurance
           Company, Life Insurance Company of the Southwest, Keyport Life
           Insurance Company (I/N/O BOST & CO), Union Central Life Insurance
           Company (I/N/O HARE & CO), Pan-American Life Insurance Company dated November 15, 1997.

12.1  (4)  Statements re computation of ratios.

21.1  (4)  Subsidiaries of the Company.

23.1  (4)  Consent of Independent Public Accountants.

27.1  (4)  Financial Data Schedule.

----------------------------------------
(1) Filed with the Company's Registration Statement No. 333-00018 on January 3, 1996, and incorporated herein by reference.
(2) Filed with the Company's Amendment No. 1 to Registration Statement No. 333-02322 on March 25, 1996, and incorporated herein by reference.
(3) Filed on November 14, 1997 with the Company's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(4)  Filed with this report.
(5)  Filed on March 16, 1998 with the Company's Registration Statement on
     Form 8A dated March 16, 1998 and incorporated herein by reference.
(6) Filed on March 20, 1997 with the Company's Form 10-K for 1996 and incorporated herein by reference.
(7) Filed with the Schedule 13D filed on October 3, 1997 by The Prudential Insurance Company of America, Strategic Performance Fund - II, Inc., and The Prudential Variable Contract Real Property Partnership and incorporated herein by reference.
(8) Filed with the Amendment No. 1 to Schedule 13D filed on October 10, 1997 by Ameritech Pension Trust and incorporated herein by reference.
(9) Filed on August 13, 1997 with the Company's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(10) Filed November 12, 1997 with the Company's Form 8-KA dated September
     24, 1997.
(11) Filed November 12, 1997 with the Company's Form 8-KA dated September
     30, 1997 and incorporated herein by reference.
(12) Filed on May 14, 1997 with the Company's Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.