Form 10-Q
period 1998-03-31
MERIDIAN INDUSTRIAL TRUST INC
filed 1998-05-15
CIK 946637

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MARCH 31, 1998

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

                            Yes     X         No
                                  -----            -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         SHARES OF COMMON STOCK AS OF MAY 1, 1998              :  30,176,648

--------------------------------------------------------------------------------
                         PART I:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------


     ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997 and the Quarterly Report on Form 10-Q for the three months ended March 31, 1997 of Meridian Industrial Trust, Inc. (the "Company"). These condensed consolidated financial statements have been prepared in accordance with the instructions of the Securities and Exchange Commission to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Company's management, all material adjustments of a normal, recurring nature considered necessary for a fair presentation of the consolidated results of operations for the interim period have been included. The consolidated results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                          MERIDIAN INDUSTRIAL TRUST, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                       ASSETS

                                                                                     1998          1997
                                                                                (UNAUDITED)     (AUDITED)
                                                                                -----------    ----------
INVESTMENT IN REAL ESTATE ASSETS:
Rental Properties Held for Investment                                           $  894,382      $ 813,389
Less: Accumulated Depreciation                                                     (19,085)       (14,374)
                                                                                -----------    ----------
                                                                                   875,297        799,015
Rental Properties Held for Divestiture                                               7,754          9,492
                                                                                -----------    ----------
                                                                                   883,051        808,507
Investment in Unconsolidated Joint Venture                                          21,500         21,500
                                                                                -----------    ----------
Total Investment in Real Estate Assets                                             904,551        830,007

OTHER ASSETS:
Investment in and Advances to Unconsolidated Subsidiaries                           21,233             --
Cash and Cash Equivalents                                                            3,339          7,855
Cash Held in Consolidated Limited Partnerships                                         319            992
Restricted Cash and Cash Held in Escrow                                             11,279         11,267
Accounts Receivable, Net of Reserves of $366 and $228 at
  March 31, 1998 and December 31, 1997, respectively                                 3,157          3,460
Capitalized Loan Fees, Lease Commissions and Other Assets, Net                      17,296          9,931
                                                                                -----------    ----------

TOTAL ASSETS                                                                    $  961,174     $  863,512
                                                                                -----------    ----------
                                                                                -----------    ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unsecured Notes, Including Unamortized Debt Premium of $108
  and $109 at March 31, 1998 and December 31, 1997, respectively                $  160,108     $  160,109
Mortgage Loan                                                                       66,094         66,094
Unsecured Credit Facility                                                           91,800         20,500
Mortgage Notes Payable, Including Unamortized Debt Premium of $83
  and $153 at March 31, 1998 and December 31, 1997, respectively                    27,862         10,503
Accrued Dividends Payable                                                           10,705          9,473
Accounts Payable, Prepaid Rent, Tenant Deposits and Other Liabilities               19,985         21,562
                                                                                -----------    ----------
TOTAL LIABILITIES                                                                  376,554        288,241
                                                                                -----------    ----------

Minority Interest in Consolidated Limited Partnerships                              15,222          5,132
                                                                                -----------    ----------
Commitments and Contingencies

STOCKHOLDERS' EQUITY:                                                                   --             --
Authorized Shares - 175,000,000 shares of Common Stock and
  25,000,000 shares of Preferred Stock authorized, each with par value of
  $0.001; 30,166,984 and 30,165,662 shares of Common Stock issued and outstanding at March 31, 1998 and December 31, 1997, respectively; and
  2,272,727 shares of Series B Preferred Stock with a liquidation preference
  of $35,000 issued and outstanding at March 31, 1998 and December 31, 1997             32             32
Additional Paid-in Capital                                                         574,589        574,848
Distributions in Excess of Income                                                   (5,223)        (4,741)
                                                                                -----------    ----------
TOTAL STOCKHOLDERS' EQUITY                                                         569,398        570,139
                                                                                -----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  961,174      $ 863,512
                                                                                -----------    ----------
                                                                                -----------    ----------

             The accompanying notes are an integral part of these statements.

                                 MERIDIAN INDUSTRIAL TRUST, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   1998            1997
                                                                               -----------    -----------
REVENUES:
Rentals from Real Estate Investments                                           $    26,260    $    11,695
Income from Unconsolidated Joint Venture                                               495             --
Income from Unconsolidated Subsidiaries                                                187             --
Interest and Other Income                                                              101            157
                                                                               -----------    -----------
TOTAL REVENUES                                                                      27,043         11,852
                                                                               -----------    -----------

EXPENSES:
Interest                                                                             4,592          1,624
Property Taxes                                                                       3,309          1,629
Property Operating                                                                   1,999          1,086
General and Administrative                                                           1,889          1,152
Depreciation and Amortization                                                        5,003          2,004
                                                                               -----------    -----------
TOTAL EXPENSES                                                                      16,792          7,495
                                                                               -----------    -----------
Income Before Minority Interest                                                     10,251          4,357
Minority Interest in Net (Income)                                                      (89)            --
                                                                               -----------    -----------
Income Before Gain on Divestiture of Properties                                     10,162          4,357
Gain on Divestiture of Properties                                                       61            428
                                                                               -----------    -----------
NET INCOME                                                                       $  10,223       $  4,785
                                                                               -----------    -----------
                                                                               -----------    -----------

Net Income                                                                       $  10,223       $  4,785
Less: Preferred Dividends Declared                                                    (750)          (705)
                                                                               -----------    -----------
NET INCOME ALLOCABLE TO COMMON                                                    $  9,473       $  4,080
                                                                               -----------    -----------
                                                                               -----------    -----------

BASIC PER SHARE DATA:
NET INCOME ALLOCABLE TO COMMON PER BASIC
  WEIGHTED AVERAGE COMMON SHARE OUTSTANDING                                        $  0.31        $  0.30
                                                                               -----------    -----------
                                                                               -----------    -----------

DILUTED PER SHARE DATA:
NET INCOME ALLOCABLE TO COMMON PER DILUTED
  WEIGHTED AVERAGE COMMON SHARE OUTSTANDING                                        $  0.31        $  0.29
                                                                               -----------    -----------
                                                                               -----------    -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                                           30,178,469     13,596,370
                                                                               -----------    -----------
                                                                               -----------    -----------
Diluted                                                                         30,818,742     14,045,647
                                                                               -----------    -----------
                                                                               -----------    -----------


                The accompanying notes are an integral part of these statements.

                                    MERIDIAN INDUSTRIAL TRUST, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                      (UNAUDITED, IN THOUSANDS)


                                                                                   1998            1997
                                                                                 ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                      $  10,223       $  4,785
   Adjustments to Reconcile Net Income to Cash Provided by
    Operating Activities:
      Depreciation and Amortization                                                  5,003          2,004
      Amortization of Debt Premium                                                     (71)            --
      Amortization of Financing Costs                                                   99            117
      Straight Line Rent                                                              (937)          (402)
      Income Allocated to Minority Partners                                             89             --
      Gain on Divestiture of Properties                                                (61)          (428)
      Increase in Accounts Receivable and Other Assets                                (970)          (820)
      Decrease in Accounts Payable, Prepaid Rent,
       Tenant Deposits and Other Liabilities                                        (2,098)        (1,424)
                                                                                 ---------       --------
 Net Cash Provided by Operating Activities                                          11,277          3,832
                                                                                 ---------       --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Proceeds from Property Sales                                                  1,770          3,227
   Decrease in Restricted Cash and Cash Held In Escrow                                  14            344
   Decrease in Cash Held In Consolidated Partnerships                                  673             --
   Investment in and Advances to Unconsolidated Subsidiaries                       (21,233)            --
   Investments in Real Estate                                                      (52,138)       (14,230)
   Recurring Building Improvements                                                    (890)           (54)
   Recurring Tenant Improvements                                                      (345)          (169)
   Recurring Leasing Commissions                                                      (489)          (447)
   Receipt of Note Receivable                                                           --            503
   Purchase of Other Assets                                                         (4,646)           (30)
                                                                                 ---------       --------
 Net Cash Used in Investing Activities                                             (77,284)       (10,856)
                                                                                 ---------       --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments for Capitalized Loan Fees                                                  (19)            (4)
   Principal Payments on Mortgage Notes                                                (39)            --
   Borrowings on Unsecured Credit Facility                                          85,800         15,500
   Repayment of Borrowings on Unsecured Credit Facility                            (14,500)        (3,500)
   Distributions Paid to Stockholders                                               (9,473)        (4,648)
   Repurchase of Shares, Exercise of Warrants and Offering Costs, Net                 (278)           (40)
                                                                                 ---------       --------
 Net Cash Provided by Financing Activities                                          61,491          7,308
                                                                                 ---------       --------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (4,516)           284
 Cash and Cash Equivalents at Beginning of Period                                    7,855          2,942
                                                                                 ---------       --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  3,339       $  3,226
                                                                                 ---------       --------
                                                                                 ---------       --------

 CASH PAID FOR INTEREST                                                           $  2,309       $  1,692
                                                                                 ---------       --------
                                                                                 ---------       --------


                The accompanying notes are an integral part of these statements.

                       MERIDIAN INDUSTRIAL TRUST, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 1998
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.   ORGANIZATION

     Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At March 31, 1998, the Company's principal asset is its portfolio of 200 warehouse/distribution and light industrial properties and two retail properties. In addition, at March 31, 1998, the Company had ten properties under development.

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

     (c) RENTAL PROPERTIES HELD FOR INVESTMENT Investments in rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for the continued operation of each property; (ii) is computed using an estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Company could obtain from third parties for such property. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties to yield an acceptable return on the Company's investment. Due to uncertainties inherent in the valuation process and in the economy, management can provide no assurances that the actual results of operating and disposing of the Company's properties will not be materially different than current expectations.

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

     (d) CONSTRUCTION IN PROGRESS Costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes, insurance and other holding costs are capitalized until the property is placed in service. For the three months ended March 31, 1998 and 1997, Interest Expense totaling $796 and $211, respectively, was capitalized for properties under construction.

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

     Certain of the Company's leases relating to its properties require lessees to pay all or a portion of real estate taxes, insurance and operating expenses ("Expense Recaptures"). Expense Recaptures are recognized as revenues in the same period the related expenses are incurred by the Company. For the three months ended March 31, 1998 and 1997, Expense Recaptures of $3,766 and $1,380, respectively, have been included in Rentals from Real Estate Investments.

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

     As a result of deductions allowed for the dividends paid to stockholders and the utilization of net operating loss carryovers of the Merged Trusts, the Company has no federal or state taxable income. Accordingly, no provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations for the three months ended March 31, 1998 and 1997.

     (k) EARNINGS PER SHARE During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share."  SFAS

128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share is computed as net income or loss divided by the weighted average number of shares of Common Stock outstanding, excluding the dilutive effects of stock options and other potentially dilutive securities. SFAS No. 128 is effective for periods ending after December 15, 1997. Earnings per share for the three months ended March 31, 1997 have been restated to conform to the new standard. Earnings per share for the three months ended March 31, 1998 and 1997 are as follows:


                                             For the Three Months Ended March 31,
                                             ------------------------------------
                                                    1998           1997
                                                 -----------    -----------
       Net Income - Basic                        $     9,473    $     4,080
       Net Income - Diluted                            9,473          4,080

       Weighted Average Shares Outstanding:
         Basic                                    30,178,469     13,596,370
         Stock options                               401,089        295,974
         Warrants                                    185,000        153,303
         Series B Preferred Stock                         --             --
         Operating Partnership Units                  54,184             --
                                                 -----------    -----------
         Diluted                                  30,818,742     14,045,647
                                                 -----------    -----------
                                                 -----------    -----------

       Net Income Per Share:
         Basic                                       $  0.31        $  0.30
         Diluted                                        0.31           0.29


     In connection with the Merger, the Company issued approximately 553,000 warrants to purchase an equal number of shares of the Company's Common Stock
(the "Merger Warrants").   May 23, 1997, was the first day of the exercise
period for the Merger Warrants. Each Merger Warrant entitles the holder to purchase one share of the Company's Common Stock at the exercise price of $16.23. The exercise period ends February 23, 1999. As of March 31, 1998, the Company had issued 43,894 shares pursuant to exercise of the Merger Warrants.

     (l) NEW ACCOUNTING PRONOUNCEMENT In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has determined that no additional disclosure is required by SFAS No. 131.

     (m) RECLASSIFICATIONS Certain 1997 items have been reclassified to conform to the 1998 presentation.


3.   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

     On February 19, 1998, the Company through an unconsolidated subsidiary, Meridian Refrigerated, Inc. ("MRI"), purchased the real estate, operating assets, including $15,263 in cash, and business of Arctic Cold Storage, Inc. ("Arctic") for an aggregate purchase price of $36,000. The investment in MRI is comprised of secured and unsecured notes and non-voting participating preferred stock. The voting common stock of MRI is owned by certain officers of the Company and MRI. The Company accounts for its investment in MRI using the equity method. The outstanding balances on the secured and unsecured notes totaled $14,400 and $2,604 at March 31, 1998, respectively.

     MRI is a cold storage distribution and freight consolidation company and currently operates three refrigerated warehouse facilities located in California. The Company funded its investment in MRI with borrowings under the Unsecured Credit Facility.


4.   LONG-TERM DEBT

     The Company acquired a fixed rate facility (the "Mortgage Loan") in connection with the Merger. The Mortgage Loan has a principal balance of $66,094, bears interest at an annual rate of 8.63%, requires interest only payments until its maturity in 2005 and is secured by a pool of the Company's properties with a net book value of $138,050 as of March 31, 1998.

     Concurrent with the Merger, the Company entered into an unsecured credit facility (the "Unsecured Credit Facility"). The Unsecured Credit Facility originally bore interest at LIBOR plus 1.7%, was scheduled to mature in February 1998, and provided for a maximum borrowing amount of $75,000. On April 21, 1997, the Unsecured Credit Facility was amended and restated. This amendment and restatement of the Unsecured Credit Facility provided for (i) an increase in the borrowing limit from $75,000 to $150,000, (ii) a decrease in the interest rate spread over LIBOR from 1.7% to 1.4%, and (iii) an extension of the maturity date to April 3, 2000, from February 26, 1998. The Company recorded an extraordinary expense of $808 in loan costs in April 1997 in connection with this restructuring.

     On September 23, 1997, the Unsecured Credit Facility was further amended and restated to provide for (i) an increase of the borrowing limit from $150,000 to $250,000 and (ii) a decrease in the interest rate spread over LIBOR from 1.4% to 1.3%. At March 31, 1998, the interest rate on the Unsecured Credit Facility was 6.99%. The Company paid a fee totaling $250 in connection with this amendment.

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

     In the opinion of the Company's management, the Company was in compliance with all loan covenants related to the debt instruments discussed above at March 31, 1998.


5.   MORTGAGE NOTES PAYABLE

     On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note payable bearing an interest rate different from the prevailing market rate at the date of acquisition. This interest rate differential was recorded as a premium. The new loan amounting to $10,429 has a maturity date of July 15, 1998 and provides for monthly principal and interest payments of $96 based on an interest rate of 9.89% per annum and a 30-year amortization schedule. The premium totaling $324 is amortized over the term of the note payable using the effective interest method. At March 31, 1998, this mortgage note payable and debt premium had outstanding balances of $10,319 and $83, respectively.

     The Company, through one of its consolidated partnerships, assumed a mortgage note in connection with a contribution of a property located in Orlando, Florida (see Note 9). The new loan has a principal balance of $3,676 and a maturity date of February 1, 2006. The new loan provides for monthly principal and interest payments of $28 based on an interest rate of 7.90% per annum and a 25-year amortization schedule. At March 31, 1998, this mortgage note payable had an outstanding balance of $3,668.

     On March 20, 1998, the Company, through one of its consolidated partnerships, assumed two mortgage notes in connection with the acquisition of three properties located in Las Vegas, Nevada. One mortgage note has a principal balance of $6,245, matures on July 1, 2011 and provides for monthly principal and interest payments of $47 based on an interest rate of 7.50% per annum and a 23-year amortization schedule. The second mortgage note has a principal balance of $7,547, matures on December 1, 2009 and provides for monthly principal and interest payments of $63 based on an interest rate of 8.30% per annum and a 22-year amortization schedule.


6.   PROPERTY ACQUISITIONS AND DEVELOPMENTS

     During the three months ended March 31, 1998, the Company, either directly or through one of its consolidated partnerships, purchased eight properties located in California, Nevada and Texas, with an aggregate square footage of approximately 773,000. The aggregate purchase price for these properties totaled $43,737. The Company funded a portion of these acquisitions from cash reserves and funded the majority of the remaining costs with borrowings under the Unsecured Credit Facility. In addition, the Company assumed two mortgage notes totaling $13,792. In connection with the acquisition relating to the consolidated partnership, the Company's minority partners' contribution is valued at $9,860.

     During the three months ended March 31, 1998, the Company, acquired 56 acres of land scheduled for future development for an aggregate purchase price of $10,848. The costs to develop these parcels are expected to aggregate to approximately $37,000, to be funded from drawings on the Unsecured Credit Facility and from cash reserves. These properties, when complete, will total approximately 968,000 square feet.

     At March 31, 1998, the Company, either directly or through consolidated partnerships, had ten warehouse/distribution properties under development which will comprise approximately 3,782,000 square feet upon completion. The aggregate cost for the design and construction of these development projects is estimated to be approximately $129,481. At March 31, 1998, the Company had incurred total project costs of approximately $55,748 on these development projects. The Company anticipates funding the balance of these development costs from cash reserves and borrowings under the Unsecured Credit Facility.

     In connection with the development activities relating to the consolidated partnerships, the Company's minority partners contributed land and other consideration valued at $5,273.


7.   PROPERTY DISPOSITION

     On February 28, 1998, the Company sold a property located in Tennessee for a sales price of $1,880. After closing costs, escrow holdback and pro-rated items which totaled $110, the Company received net proceeds of $1,770. The net proceeds were used to repay borrowings on the Unsecured Credit Facility.

8.   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

     The following table summarizes non-cash investing and financing transactions for the three months ended March 31, 1998 and 1997.


                                                                       1998        1997
                                                                     ---------   --------
     Property Acquisitions:
       Acquisition Price                                             $  58,416   $     --
       Land for Built-to-Suit Facilities                                 1,196      9,410
       Minority Limited Partners' Capital Contributions                 (9,860)     1,130
       Mortgage Notes Payable Assumed                                  (17,468)        --
       Accrued Closing Costs and Pro-rated Items                          (517)       227

     Property Dispositions:
       Net Basis                                                        (1,697)    (2,811)
       Other Assets Net of Other Liabilities                               (12)       (14)



9.   SUBSEQUENT EVENTS

     ACQUISITIONS

     Subsequent to March 31, 1998, the Company, either directly, or through its consolidated partnerships and unconsolidated subsidiaries, acquired seven properties with an aggregate purchase price of $38,624 located in California, Ohio and Texas. These acquisition costs were funded through borrowings under the Unsecured Credit Facility, cash reserves and the assumption of $3,921 in mortgage notes payable. The properties acquired have square footage totaling approximately 892,000. In addition, the Company acquired approximately 47 acres of land scheduled for future development for a total purchase price of $4,178, funded from an escrow account.

     DISPOSITIONS

     On May 1, 1998, the Company sold a property located in California for a sales price of $10,200. After closing costs and pro-rated items which totaled $277 and acceptance of a note receivable of $8,000, the Company received net cash proceeds of $1,923.

     OTHER

     Subsequent to March 31, 1998, the Company and a minority partner of one of its consolidated partnerships, executed an Assignment of Partnership Interests, whereby the Company, as the managing general partner, exercised its right to purchase the partnership interest of the minority partner. The Company purchased the partnership interest for a total purchase price of $1,089.

     Subsequent to March 31, 1998, the minority partners of one of the Company's consolidated partnerships contributed a property located in Orlando, Florida with a square footage of 120,000. The minority partner's contribution totaled $950. With regard to this transaction, the partnership previously assumed a mortgage note payable in the amount of $3,676 (see Note
5).

     Subsequent to March 31, 1998, the Company entered into a property exchange transaction. This transaction involved the Company's transfer of its interest in three properties located in Nashville, Tennessee with an exchange value and book value of $7,977 to the seller in exchange for five properties owned by the seller located in Memphis, Tennessee with an exchange value of $8,327. In addition, the Company paid $350 to the seller representing the difference in the exchange value between the properties and closing costs and prorated items totaling $203.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
               (DOLLARS IN THOUSANDS, UNLESS INDICATED OTHERWISE)

INTRODUCTION

     The Company is a self-administered and self-managed real estate operating company engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At March 31, 1998, the Company's principal asset was its portfolio of 200 warehouse/distribution and light industrial properties and two retail properties. As of March 31, 1998 and 1997, the Company's properties were 95% and 96% occupied, respectively.

     The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1997 and the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and the notes thereto included in pages 2 through 10 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company intends to finance property acquisitions, development, expansions and renovations using a combination of cash flow from operations and bank and institutional debt financing, supplemented with private or public debt or equity placements. Where intermediate or long-term debt financing is employed, the Company generally seeks to obtain fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt. The Company intends to operate with a ratio of debt-to-total market capitalization that generally will not exceed 50%.
Total market capitalization is defined as the sum of total indebtedness and the market value of the Company's outstanding Common Stock, after giving effect to the conversion of the Company's 2,272,727 outstanding shares of Series B Preferred Stock. At March 31, 1998, the Company's debt-to-total market capitalization rate was 30.8%.

SOURCES OF LIQUIDITY

     The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, (iii) borrowings under the Unsecured Credit Facility, (iv) proceeds from private or public equity or debt placements, and (v) proceeds from the sale of properties. A summary of the Company's historical cash flows for the three months ended March 31, 1998, are as follows:

               Cash flows provided by (used in):
               Operating activities                    $  11,277
               Investing activities                      (77,284)
               Financing activities                       61,491


     In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles.
Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. The Company calculates Funds From Operations as defined by NAREIT and as interpreted in the White Paper (i.e. the Company does not add back amortization of deferred financing costs and depreciation of non-rental real estate assets to net income). In addition, other real estate companies may calculate Funds From Operations differently than the Company. A reconciliation of Funds From Operations to net income for the three months ended March 31, 1998 and 1997 is summarized below:

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                      1998           1997
                                                   ---------       --------
       Net Income                                  $  10,223       $  4,785
       Reconciling Items:
         Depreciation and Amortization of
          Real Estate Assets                           4,987          1,986
       (Gain) on Divestiture of Properties               (61)          (428)
       Convertible Minority Interest In
         Net Income                                       44             --
                                                   ---------       --------
       Funds From Operations                       $  15,193       $  6,343
                                                   ---------       --------
                                                   ---------       --------


     At March 31, 1998, the Company had approximately $3,339 in unrestricted cash and cash equivalents.

     At March 31, 1998, the outstanding balance on the Mortgage Loan was $66,094. The Mortgage Loan bears interest at the annual rate of 8.63% and requires interest only payments until its maturity in 2005.

     During the three months ended March 31, 1998, the Company borrowed $85,800 under its Unsecured Credit Facility to fund property acquisitions and developments.

     At March 31, 1998, the outstanding balances on the Company's unsecured notes and corresponding premium were $160,000 and $108, respectively. The unsecured senior notes were issued in two tranches, $135,000 maturing on November 20, 2007, bearing an interest rate of 7.25% per annum, and $25,000 maturing on November 20, 2009, bearing an interest rate of 7.30% per annum. Interest on these notes is payable semiannually.

     On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note payable and corresponding premium totaling $10,429 and $324, respectively, at acquisition. The loan has a maturity date of July 15, 1998 and provides for monthly principal and interest payments of $96 based on an interest rate of 9.89% per annum and a 30-year amortization schedule. At March 31, 1998, this mortgage note payable and debt premium had outstanding balances of $10,319 and $83, respectively.

     The Company, through one of its consolidated partnerships, assumed a mortgage note in connection with a contribution of a property located in Orlando, Florida (see Note 5 of the Notes to Condensed Consolidated Financial Statements). The new loan has a principal balance of $3,676 and a maturity date of February 1, 2006. The new loan provides for monthly principal and interest payments of $28 based on an interest rate of 7.90% per annum and a 25-year amortization schedule. At March 31, 1998, this mortgage note payable had an outstanding balance of $3,668.

     On March 20, 1998, the Company, through one of its consolidated partnerships, assumed two mortgage notes in connection with the acquisition of three properties located in Las Vegas, Nevada. One mortgage note has a principal balance of $6,245, matures on July 1, 2011 and provides for monthly principal and interest payments of $47 based on an interest rate of 7.50% per annum and a 23-year amortization schedule. The second mortgage note has a principal balance of $7,547, matures on December 1, 2009 and provides for monthly principal and interest payments of $63 based on an interest rate of 8.30% per annum and a 22-year amortization schedule.

     The Company currently has a policy of incurring debt only if, upon such incurrence, the Company's debt-to-total market capitalization would be 50% or less. However, the Company's organizational documents do not contain any limitation on the amount of indebtedness the Company may incur. Accordingly, the Board could alter or eliminate this policy and would do so if, for example, it were necessary in order for the Company to continue to qualify as a REIT. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to stockholders and could increase the risk of default on the Company's indebtedness.

     In addition to the variable interest rate contracts on the Unsecured Credit Facility, the Company may incur indebtedness in the future that bears interest at a variable rate or it may be required to refinance its debt at higher rates. As a result, increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay distributions to stockholders.

     In connection with the Merger, the Company issued approximately 553,000 warrants to purchase an equal number of shares of the Company's Common Stock
(the "Merger Warrants").   May 23, 1997, was the first day of the exercise
period for the Merger Warrants. Each Merger Warrant entitles the holder to purchase one share of the Company's Common Stock at the exercise price of $16.23. The exercise period ends February 23, 1999. As of March 31, 1998, the Company had issued 43,894 shares pursuant to exercise of the Merger Warrants.

     In addition, the Company issued a warrant to purchase 184,900 shares of the Company's Common Stock at an exercise price of $14.60 per share. The warrant is exercisable in whole or in part at any time from May 23, 1997 to February 23, 1999. No shares of Common Stock have been issued pursuant to this warrant as of March 31, 1998.

     On February 28, 1998, the Company sold a property located in Tennessee for a sales price of $1,880. After closing costs, escrow holdback and pro-rated items which totaled $110, the Company received net proceeds of $1,770.

     Subsequent to March 31, 1998, the Company sold a property located in California for a sales price of $10,200. After closing costs and pro-rated items which totaled $277 and acceptance of a note receivable of $8,000, the Company received net cash proceeds of $1,923.

USES OF LIQUIDITY

     The Company's principal applications of its cash resources are: (i) funding of property acquisitions and developments; (ii) payments of capital improvements and leasing costs; (iii) payment of distributions to its stockholders; (iv) payment of property operating costs including property expenses, property taxes, general and administrative expenses, and interest expense; and (v) principal payments on debt.

     The Company anticipates during 1998 that it will have sufficient cash flows to fund: (i) its operating needs, (ii) capital improvements on its properties, and (iii) the proposed distributions to its common and preferred stockholders. Planned capital improvements on the Company's properties consist of tenant improvements and other expenditures necessary to lease and maintain the properties.

     During the three months ended March 31, 1998, the Company declared dividends to holders of its Common Stock and Series B Preferred Stock in the amounts of $9,955 and $750, respectively, or $0.33 and $0.33 per share, respectively.

     During the three months ended March 31, 1998, the Company repaid borrowings on its Unsecured Credit Facility totaling $14,500.

DEVELOPMENT PROJECTS

     During the three months ended March 31, 1998, the Company, acquired 56 acres of land scheduled for future development for an aggregate purchase price of $10,848. The costs to develop these parcels are expected to aggregate to approximately $37,000, to be funded from drawings on the Unsecured Credit Facility and from cash reserves. These properties, when complete, will total approximately 968,000 square feet.

     At March 31, 1998, the Company, either directly or through consolidated partnerships, had ten warehouse/distribution properties under development which will comprise approximately 3,782,000 square feet upon completion. The aggregate cost for the design and construction of these development projects is estimated to be approximately $129,481. At March 31, 1998, the Company had incurred total project costs of approximately $55,748 on these development projects. The Company anticipates funding the balance of these development costs from cash reserves and borrowings under the Unsecured Credit Facility.

     In connection with the development activities relating to the consolidated partnerships, the Company's minority partners contributed land and other consideration valued at $5,273.

PROPERTY ACQUISITIONS

     During the three months ended March 31, 1998, the Company, either directly or through one of its consolidated partnerships, purchased eight properties located in California, Nevada and Texas, with an aggregate square footage of approximately 773,000. The aggregate purchase price for these properties totaled $43,737. The Company funded a portion of these acquisitions from cash reserves and funded the majority of the remaining costs with borrowings under the Unsecured Credit Facility. In addition, the Company assumed two mortgage notes totaling $13,792. In connection with the acquisition relating to the consolidated partnership, the Company's minority partners' contribution is valued at $9,860.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

     On February 19, 1998, the Company through an unconsolidated subsidiary, Meridian Refrigerated, Inc. ("MRI"), purchased the real estate, operating assets, including $15,263 in cash, and business of Arctic Cold Storage, Inc. ("Arctic") for an aggregate purchase price of $36,000. The investment in MRI is comprised of secured and unsecured notes and non-voting participating preferred stock. The voting common stock of MRI is owned by certain officers of the Company and MRI. The Company accounts for its investment in MRI using the equity method. The outstanding balances on the secured and unsecured notes totaled $14,400 and $2,604 at March 31, 1998, respectively.

     MRI is a cold storage distribution and freight consolidation company and currently operates three refrigerated warehouse facilities located in California. The Company funded its investment in MRI with borrowings under the Unsecured Credit Facility.

EVENTS SUBSEQUENT TO MARCH 31, 1998

     Subsequent to March 31, 1998, the Company, either directly, or through its consolidated partnerships and unconsolidated subsidiaries, acquired seven properties with an aggregate purchase price of $38,624 located in California, Ohio and Texas. These acquisition costs were funded through borrowings under the Unsecured Credit Facility, cash reserves and the assumption of $3,921 in mortgage notes payable. The properties acquired have square footage totaling approximately 892,000. In addition, the Company acquired approximately 47 acres of land scheduled for future development for a total purchase price of $4,178, funded from an escrow account.

     Subsequent to March 31, 1998, the Company and a minority partner of one of its consolidated partnerships, executed an Assignment of Partnership Interests, whereby the Company, as the managing general partner, exercised its right to purchase the partnership interest of the minority partner. The Company purchased the partnership interest for a total purchase price of $1,089.

     Subsequent to March 31, 1998, the Company entered into a property exchange transaction. This transaction involved the Company's transfer of its interest in three properties located in Nashville, Tennessee with an exchange value and book value of $7,977 to the seller in exchange for five properties owned by the seller located in Memphis, Tennessee with an exchange value of $8,327. In addition, the Company paid $350 to the seller representing the difference in the exchange value between the properties and closing costs and prorated items totaling $203.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rentals from Real Estate Investments for the three months ended March 31, 1998 and 1997 totaled $26,260 and $11,695, respectively. The increase of $14,565 was primarily due to (i) properties acquired during 1997 and 1998 ("Property Acquisitions") which increased rental revenues by $13,638 and (ii) the rental revenues generated by the build-to-suit properties placed in service during 1997 ("Completed Build-to-Suits") totaling $1,303. These increases were partially offset by properties divested during 1997 and 1998 ("Property Divestitures") which reduced rental revenues by $388.

     Income from Unconsolidated Joint Venture totaled $495 for the three months ended March 31, 1998 resulting from interest income on the $21,500 participating mortgage loan purchased by the Company in 1997 in connection with the property-for-stock transaction with Ameritech Pension Trust.

     Income from Unconsolidated Subsidiaries totaled $187 for the three months ended March 31, 1998 resulting primarily from interest income on MRI's secured and unsecured notes payable to the Company (see Note 3 of the Notes to Condensed Consolidated Financial Statements).

     Compared to the first quarter of 1997, Interest Expense increased by $2,968 to $4,592 during the three months ended March 31, 1998. The increase was primarily due to interest expense on the Company's completion of a private offering of $160,000 in principal of unsecured senior notes to institutional investors in November 1997.

     Compared to the first quarter of 1997, Property Taxes increased by $1,680 to $3,309 during the three months ended March 31, 1998. The increase was primarily due to (i) Property Taxes attributable to the Property Acquisitions totaling $1,608 and (ii) Property Taxes for the Completed Build-to-Suits totaling $106. These increases were partially offset by Property Divestitures which reduced Property Taxes by $63.

     Compared to the first quarter of 1997, Property Operating Expenses increased by $913 to $1,999 during the three months ended March 31, 1998. The increase was primarily due to (i) Property Operating Expenses attributable to the Property Acquisitions totaling $1,010 and (ii) Property Operating Expenses for the Completed Build-to-Suits totaling $238. These increases were partially offset by Property Divestitures, which reduced Property Operating Expenses by $78.

     General and Administrative Expenses totaled $1,889 and $1,152 for the three months ended March 31, 1998 and 1997, respectively. The increase of $737 is primarily due to (i) an increase in personnel and administrative costs of $443 arising from the growth of the Company, (ii) an increase of $132 in costs relating to terminated property deals and (iii) an increase of $118 in accounting and legal fees resulting from increased property portfolio.

     Compared to the first quarter of 1997, Depreciation and Amortization Expense increased by $2,999 to $5,003 during the three months ended March 31, 1998. The increase was primarily due to (i) Depreciation Expense attributable to the Property Acquisitions totaling $2,659 and (ii) Depreciation Expense for the Completed Build-to-Suits totaling $257. These increases were partially offset by Property Divestitures, which reduced Depreciation and Amortization Expenses by $64.

     The Gain on Divestiture of Properties totaling $61 for the three months ended March 31, 1998 was due to the divestiture of 4013 Premier property located in Tennessee.

     The Gain on Divestiture of Properties totaling $428 for the three months ended March 31, 1997 was primarily attributable to the divestiture of Birmingham I and Birmingham II properties located in Alabama.

--------------------------------------------------------------------------------
                          PART II:  OTHER INFORMATION
--------------------------------------------------------------------------------

     ITEM 1.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company or any corporation or partnership in which the Company has an interest is a party or to which any of the assets of the Company or any such entity is subject.

     ITEM 2.   CHANGES IN SECURITIES.

     None.


     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


     ITEM 5.   OTHER INFORMATION.

     None.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS:

             10.1(1) Employment letter signed by Brian R. Barringer dated January 26, 1998.

             27.1(1)  Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K:

          The following reports on Form 8-K were filed during the quarter ended March 31, 1998:

          Current Report on Form 8-K dated February 18, 1998 reporting Supplemental Financial Information (this Form 8-K was filed on February 23, 1998).

          Current Report on Form 8-K dated March 16, 1998 reporting the Adoption of the Shareholders Rights Plan (this Form 8-K was filed on March 16, 1998).

--------------------------------------
(1) Filed with this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERIDIAN INDUSTRIAL TRUST, INC.




Dated:  May 15, 1998               By:    /s/ Allen J. Anderson
                                      ------------------------------------
                                        Allen J. Anderson
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



Dated:  May 15, 1998               By:    /s/ Milton K. Reeder
                                      ------------------------------------
                                        Milton K. Reeder
                                        President and Chief Financial Officer
                                        (Principal Financial Officer)

                        MERIDIAN INDUSTRIAL TRUST, INC.
                              INDEX TO EXHIBITS



   Exhibit Number
(corresponding to the                                                                  Sequentially
Exhibit Table of Item                                                                    Numbered
601 of Regulation S-K)        Description                                                  Page
----------------------        -----------                                                  ----
     10.1                Employment letter signed by Brian R. Barringer dated
                         January 26, 1998.

     27.1                Financial data schedule.
