Form 10-K/A
period 1997-12-31
MERIDIAN INDUSTRIAL TRUST INC
filed 1998-06-24
CIK 946637

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K/A
             [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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
incorporation or organization)

     455 MARKET STREET
     17TH FLOOR
     SAN FRANCISCO, CALIFORNIA                                    94105

(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (415) 281-3900
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------      -----------------------------------------
COMMON STOCK, PAR VALUE $.001                NEW YORK STOCK EXCHANGE
PER SHARE

RIGHTS TO PURCHASE SERIES C                  NEW YORK STOCK EXCHANGE
JUNIOR PARTICIPATING PREFERRED
STOCK, PAR VALUE $.001 PER SHARE

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

     The registrant had 30,186,468 shares of Common Stock outstanding on March 3, 1998.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 by amending and restating Item 1 thereof in its entirety as follows:

ITEM 1.  BUSINESS

THE COMPANY

     Meridian Industrial Trust, Inc. (the "Company") is a self-administered and self-managed real estate investment trust engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At December 31, 1997, the Company owned and operated 193 warehouse/distribution and light industrial properties encompassing approximately 23.7 million square feet of leasable space that were 97% leased to a total of 462 tenants. See Item 2. of this report. Based on the total square feet of leasable space owned by the Company and management's knowledge of the industrial real estate market, the Company believes it is one of the largest public owners and managers of modern industrial space for lease in the United States. The Company had 3.2 million square feet of warehouse/distribution properties under development at December 31, 1997. The Company also owned two retail properties encompassing 384,875 square feet at December 31, 1997. (The properties owned by the Company are collectively referred to as the "Properties".)

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

     The Properties are located in significant industrial centers and distribution hubs throughout the United States (Atlanta, Chicago, Columbus, Dallas, Detroit, Houston, Los Angeles Basin, Memphis, New Jersey/Pennsylvania I-95 Corridor, Phoenix, San Francisco Bay Area and Seattle). The Company intends to increase its presence in these markets and in other regional markets and to continue its strategy of being a demand-driven, competitively priced, nationwide provider of industrial space.

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

                                                           RENTABLE
                                                            SQUARE         INVESTMENT
 PROPERTY NAME                        LOCATION               FEET           COST(1)
 -------------                        --------               ----           -------
Meyer Circle                     Los Angeles Basin         201,380      $  8,358,207
South Arlington                  Indianapolis              219,104         7,554,351
80th Avenue                      Chicago                   302,500         9,304,514
Eucalyptus Avenue                Los Angeles Basin         169,719         5,173,146
Yates Avenue                     Los Angeles Basin         373,361        16,497,870
2501 N. Great Southwest Pkwy.    Dallas                    117,025         3,433,556
425 South Rockefeller            Los Angeles Basin         110,000         3,938,912
100 Friars Lane                  New Jersey/I-95           181,370        10,032,407
2200 Cedars Road                 Atlanta                   201,600         6,054,227
3050-3080 Enterprise Street      Los Angeles Basin          64,640         3,578,282
2190 Hanson Way                  San Francisco Bay Area    200,000         7,077,041
4647 Pine Timbers                Houston                   143,550         3,665,641
4660 Pine Timbers                Houston                   306,785         7,783,007
Prudential Portfolio (2)         Various                 5,231,406       180,807,031
Prudential Real Estate
  Investors I                    Various                   825,568        32,885,005
Prudential Real Estate
  Investors II                   Columbus                  953,691        32,037,746
Ameritech Portfolio Group A      Various                 2,144,848        83,038,967
Ameritech Portfolio Group B      Various                 1,960,334        62,921,444
Estate of James Campbell
  Portfolio                      Dallas                    607,275        15,844,135
UBS Portfolio                    New Jersey/I95            397,897        10,987,739
                                                        ----------      ------------
                                                        14,712,053      $510,973,228
                                                        ----------      ------------
                                                        ----------      ------------

----------------
(1) Investment Cost includes all costs incurred to date for the property acquisitions.
(2) Includes the acquisition of thirteen industrial properties, which were conveyed in a simultaneous purchase and sale by the Company to a single buyer, for a total sale price of $49.7 million.

     DEVELOPMENT. The Company also seeks to develop new warehouse/distribution properties on a selective basis. During the year ended December 31, 1997, the Company completed construction on five build-to-suit transactions totaling $35.6 million and aggregating 786,960 square feet.

     The following table summarizes the development projects completed during the year ended December 31, 1997:

                                                                             RENTABLE
                                                        DATE OF               SQUARE      INVESTMENT
 PROPERTY NAME                   LOCATION             COMPLETION               FEET         COST(1)
 -------------                   --------             ----------               ----         -------
Boulder Avenue                Minneapolis             March 1997             100,000      $ 4,157,332

Highlands Parkway             Atlanta                 July 1997              150,000        7,818,932
Enterprise Park A             Dallas                September 1997           129,800        4,251,123
2200 Consulate Drive          Orlando               September 1997           242,160        9,853,326
Skylab Road                   Los Angeles Basin     December 1997            165,000        9,538,194
                                                                             -------      -----------
                                                                             786,960      $35,618,907
                                                                             -------      -----------
                                                                             -------      -----------

---------------
(1) Investment Cost includes all costs incurred to date for completed development projects.

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

                                     RISK FACTORS

     An investment in the Company's securities involves various risks. The following factors should be carefully considered in addition to the other information set forth in this report.

RISK OF INABILITY TO SUSTAIN DISTRIBUTION LEVEL

     The Company's current intended distribution level is based on a number of assumptions, including assumptions relating to the future operations of the Company. These assumptions concern, among other matters, continued property occupancy and profitability of tenants, capital expenditures and other costs relating to the Company's properties, the level of leasing activity, the strength of real estate markets, competition, the cost of environmental compliance and compliance with other laws, the amount of uninsured losses, and decisions by the Company to reinvest rather than distribute cash available for distribution. The Company currently expects to maintain its current distribution level. However, some of the assumptions described above are beyond the control of the Company, and a significant change in any such assumptions could cause a reduction in the Company's cash flow and its cash available for distributions, which could affect the Company's ability to sustain its distribution level.

INFLUENCE OF SIGNIFICANT STOCKHOLDERS

     As of December 31, 1997, five stockholders of the Company owned a majority of the outstanding Common Stock (assuming conversion of the Series B Preferred Stock). Until such time as the holders of the Series B Preferred Stock cease to hold shares of Series B Preferred Stock representing in the aggregate at least the Minimum Ownership Level (as defined in the Company's Charter), the holders of Series B Preferred Stock (Ameritech and OTR) are entitled to require that the Board of Directors be expanded by one additional director and to fill the vacancy created by that expansion. At the next annual meeting following the election of a director by the holders of the Series B Preferred Stock, if necessary, the number of directors would be reduced to nine, including the director elected by the holders of the Series B Preferred Stock. In addition, Prudential is entitled to require the Company to expand the size of the Board of Directors by one director and to designate the individual who will fill the vacancy created by such expansion. Accordingly, for so long as these stockholders own a significant percentage of the Company's stock, they will retain substantial influence over the affairs of the Company, a situation that may result in decisions that do not fully represent the interests of all stockholders of the Company.

REAL ESTATE INVESTMENT RISKS

     EXPIRING LEASES. The Company's inability to renew or release space upon expiration of its expiring leases could adversely affect the Company's cash flow and its cash available for distributions. In addition, the Company usually will incur additional costs in the form of leasing commissions and tenant improvements if it is unable to renew an expiring lease with an existing tenant. In that regard, during 1998 and 1999, leases covering approximately 17.25% and 13.68%, respectively of the Company's industrial leased space are scheduled to expire.

     GENERAL RISKS. The Company's investments are subject to the risks incident to ownership and operation of commercial real estate generally. The yields available from equity investments in real estate depend upon the amount of income generated and expenses incurred. If the Company's properties do not generate revenue sufficient to cover operating expenses, including debt service and capital expenditures, the Company's cash flow and its ability to make distributions to its stockholders will be adversely affected.

     A commercial property's revenues and value may be adversely affected by a number of factors, including: the national, state and local economic climate and real estate conditions (such as oversupply of or reduced demand for space and changes in market rental rates); the perceptions of prospective tenants of the safety, convenience and attractiveness of the properties; the ability of the owner to provide adequate management, maintenance and insurance; the ability to collect on a timely basis all rents from tenants; the expense of periodically renovating, repairing and reletting space; and increasing operating costs (including real estate taxes and utilities) which may not be passed through the tenants. Certain significant expenditures associated with investments in real estate (such as debt service payments, real estate taxes, insurance and maintenance costs) are generally not reduced when circumstances cause a reduction in rental revenues from a property. If a property is mortgaged to secure the payment of indebtedness and if the Company is unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on the property or the exercise of other remedies by the lender. In addition, real estate values and income from properties are affected by such factors as compliance with laws and governmental regulations, including tax laws, interest rate levels and the availability of financing. Also, rentable square feet of commercial property is often affected by market conditions and may therefore fluctuate over time.

     TENANT DEFAULTS. Substantially all the Company's income is derived from rental income from real property and, consequently, the Company's cash flow and ability to make expected distributions to stockholders would be adversely affected if a significant number of tenants of the Properties failed to meet their lease obligations. In the event of a default by a lessee, the Company may experience delays in enforcing its rights as lessor and may incur substantial costs in protecting its investment. At any time, a tenant of the Properties may also seek protection under the bankruptcy laws, which could result in rejection and termination of such tenant's lease and thereby cause a reduction in the cash available for distribution by the Company. If a tenant rejects its lease, the Company's claim for breach of the lease would be treated (absent collateral securing the claim) as a general unsecured claim. No assurance can be given that the Company will not experience significant tenant defaults in the future.

     MARKET ILLIQUIDITY. Equity real estate investments are relatively illiquid. Such illiquidity will tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, provisions of the Code limit a REIT's ability to sell properties held for fewer than four years, which may affect the Company's ability to sell properties at a time when it is otherwise economically advantageous to do so, thereby adversely affecting returns to holders of Common Stock.

     OPERATING RISKS. The Properties are subject to operating risks common to commercial real estate in general, any and all of which may adversely affect occupancy or rental rates. The Properties are subject to increases in operating expenses such as: cleaning, electricity, heating, ventilation and air conditioning; insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. While the Company's tenants are currently obligated to pay all or a portion of these escalating costs, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. While the Company generally implements cost saving incentive measures at its Properties, if any of the circumstances discussed in this paragraph occurs, the Company's cash flow and its ability to make distributions to stockholders could be adversely affected.

     COMPETITION. There are numerous commercial properties that compete with the Company in attracting tenants and numerous companies that compete in the selection of land for development and properties for acquisition. These competitors include publicly traded REITs, privately held REITs, investment banking firms and private institutional investment firms. This competition for acquisition and development opportunities has increased prices for warehouse/distribution and light industrial properties and may continue to increase such prices in the future and also may lower the Company's return on such investments.

     UNINSURED LOSSES. The Company carries or requires its tenants to carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to all of the Properties, with policy specifications, insured limits and deductibles customarily carried for similar properties. There are, however, certain types of losses (such as losses arising from acts of war or relating to pollution) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a Property, as well as the anticipated future revenue from such Property, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss would adversely affect the business of the Company and its financial condition and results of operations.

POTENTIAL ENVIRONMENTAL LIABILITY RELATED TO THE PROPERTIES

     Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials
("ACMs") when such materials are in poor condition or the Property in question is renovated or demolished. Such laws impose liability for release of ACMs into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances. The Company may therefore be potentially liable for removal or remediation of costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

     All the Properties have been subject to a Phase I or similar environmental audit undertaken by independent environmental consultants after December 1992 (which involved general inspections without soil sampling, ground water analysis or radon testing and, for the Properties constructed in 1978 or earlier, survey inspections to ascertain the existence of ACMs). These environmental audits have not revealed, and the Company is not aware of, any environmental liability that would have a material adverse effect on the Company's business.

RISKS OF ACQUISITION, DEVELOPMENT AND CONSTRUCTION ACTIVITIES

     The Company intends to acquire existing warehouse/distribution and light industrial properties to the extent they can be acquired on advantageous terms and meet the Company's investment criteria. Acquisitions of such properties entail general investment risk associated with any real estate investment, including the risk that investments will fail to perform as expected or that estimates of cost of planned improvements may prove inaccurate.

     The Company also intends to grow the selective development and construction of build-to-suit warehouse/distribution and light industrial properties as opportunities arise in the future. Risks associated with the Company's development and construction activities include the risk that: the Company may abandon development activities after expending resources to determine feasibility; construction costs of a project may exceed original estimates; occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable; financing may not be available on favorable terms for development of a property; and the construction and lease-up may not be completed on schedule, resulting in lower cash flow to satisfy debt obligations and increased expense and construction costs. Development activities are also subject to risk relating to inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. If any of the circumstances described in this paragraph occur, the Company's cash flow and its ability to make expected distributions to stockholders could be adversely affected. In addition, new development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention.

RISKS OF ADVERSE EFFECT ON THE COMPANY FROM DEBT FINANCING, INCREASES IN INTEREST RATES, FINANCIAL COVENANTS AND ABSENCE OF LIMITATIONS ON DEBT

     DEBT FINANCING. The Company is subject to risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest and the risk that existing indebtedness on the Properties will not be able to be refinanced or that the terms of such refinancings will be as favorable as the terms of the existing indebtedness. There can be no assurance that the Company will be able to refinance any indebtedness or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

     REQUIREMENTS OF CREDIT FACILITIES; FORECLOSURES. The Company has entered into secured and unsecured credit facilities as well as certain other promissory notes. The terms of certain of this indebtedness require the Company to comply with a number of customary financial and other covenants (such as maintaining certain debt coverage and loan-to-value ratios, maintaining insurance coverage, etc.). These covenants may limit the Company's flexibility in its operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if the Company has satisfied its payment obligations. The Company may not have funds on hand sufficient to repay such indebtedness at maturity. It may therefore be necessary for the Company to refinance debt through additional debt financing or equity offerings. If the Company is unable to refinance its indebtedness on acceptable terms, the Company may be forced to dispose of properties upon disadvantageous terms, which could result in losses to the Company and adversely affect the amount of cash available for distribution to stockholders. In addition, if the Company is unable to meet its payment obligation under its secured indebtedness, certain Properties could be foreclosed upon by or otherwise transferred to the lender with a consequent loss of income and asset value to the Company.

     RISK OF RISING INTEREST RATES. Outstanding advances under the Unsecured Credit Facility bear interest rates at a variable rate. In addition, the Company may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance its debt at higher rates. Increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay expected distributions to stockholders.

     NO LIMITATION ON DEBT. The Company currently has a policy of incurring debt only if, upon such incurrence, the Company's debt-to-total market capitalization would be 50% or less. However, the Organizational Documents of the Company do not contain any limitation on the amount of indebtedness the Company may incur. Accordingly, the Board could alter or eliminate this policy and would do so if, for example, it were necessary in order for the Company to continue to qualify as an REIT. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to stockholders and could increase the risk of default on the Company's indebtedness.

CONFLICTS OF INTEREST

     The Company has adopted certain policies designed to eliminate or minimize conflicts of interest. These policies include a requirement that all transactions in which officers, directors and substantial stockholders and their affiliates have a conflicting interest must be approved by a majority of the disinterested directors of the Company who are not officers or full time employees of the Company or members of the immediate family of any such officer or employee (the "Independent Directors"). However, there can be no assurance that these policies will be successful in minimizing or eliminating such conflicts and, if they are not successful, decisions could be made that might fail fully to reflect the interests of all stockholders.

COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT AND SIMILAR LAWS

     AMERICANS WITH DISABILITIES ACT. Under the Americans with Disabilities Act of 1990 (the "ADA"), places of public accommodation and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although management of the Company believes that the Properties are substantially in compliance with present requirements of the ADA, the Company may incur additional costs of compliance in the future. A number of additional federal, state and local laws exist which impose further burdens or restrictions on owners with respect to access by disabled persons and may require modifications to the Properties, or restrict certain further renovations thereof, with respect to access by disabled persons. The ultimate amount of the cost of compliance with the ADA or other such laws is not currently ascertainable. While such costs are not expected to have a material effect on the Company, they could be substantial. If required changes involve greater expense than the Company currently anticipates, the Company's cash flow and its ability to make expected distributions could be adversely affected.

     OTHER LAWS. The Properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that the Properties are currently in compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed, a result that could require significant unanticipated expenditures by the Company and could have an adverse effect on the Company's cash flow.

RISKS OF FAILURE TO QUALIFY AS A REIT AND OTHER TAX LIABILITIES

     CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT. The Company has elected to be taxed as a REIT under the Code, commencing with its initial taxable year ended December 31, 1995. To maintain REIT status, the Company must meet a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, that a REIT distributes substantially all its ordinary taxable income to stockholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and developments at the Company, no assurance can be given that the Company will qualify as a REIT for any particular year.

     If the Company fails to qualify as a REIT, it will be taxed as a regular corporation, and distributions to stockholders will not be deductible in computing the Company's taxable income. The resulting corporate tax liabilities could materially reduce the funds available for distribution to the Company's stockholders or for reinvestment. In the absence of REIT status, distributions to stockholders would no longer be required. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. In addition, if the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain in its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

     EFFECT OF REIT DISTRIBUTION REQUIREMENTS. To maintain its qualification as a REIT, the Company must annually distribute to the Company's stockholders at least 95% of its net ordinary taxable income (not capital gains). This requirement limits the Company's ability to accumulate capital. Under certain circumstances, the Company may not have sufficient cash or other liquid assets to meet the distribution requirement. Difficulties in meeting the distribution requirements might arise due to competing demands for the Company's funds or to timing differences between tax reporting and cash receipts and disbursements (because income may have to be reported before cash is received, or because expenses may have to be paid before a deduction is allowed or deductions may be disallowed or limited). In those situations, the Company might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements. Although the Company does not anticipate difficulties in meeting the distribution requirements, no assurance can be given that the necessary funds will be available. If the Company fails to make a required distribution, it would cease to be a REIT.

LIMITS ON OWNERSHIP AND CHANGES IN CONTROL MAY DETER CHANGES IN MANAGEMENT AND THIRD PARTY ACQUISITION PROPOSALS

     In order to maintain its qualification as a REIT, not more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than 1995). To help the Company meet these requirements and otherwise maintain its REIT status, the Company's Charter prohibits (a) actual or constructive ownership by any person (other than persons designated by the Board as "Excepted Holders") of more than 8.5% of the lesser of the number or value of the outstanding shares of any class or series of the Company's Common Stock or preferred stock ("Equity Stock"), (b) ownership of stock that would cause the Company to be "closely held" or otherwise fail to qualify as a REIT and (c) transfers that would result in outstanding shares being owned by less than 100 persons. The Company's Charter provides that, upon any attempted transfer of shares (including warrants or options to acquire shares) that would cause any person to be treated as owning stock in violation of the ownership restrictions (other than the prohibition against transfers that would result in less than 100 owners), the number of shares that would cause the violation are automatically transferred to a Trustee for the benefit of a charitable beneficiary as "Shares-In-Trust." The person who otherwise would have been considered the owner will have no rights or economic interest in those shares. For these purposes, potentially violative "ownership" is evaluated by taking into account the broad constructive ownership rules of Sections 544 and 318 of the Code, with certain modifications. In addition, a "transfer" that is subject to these restrictions includes any issuance, sale, transfer, gift, assignment, devise or other disposition, as well as any other event that causes any person to have or acquire ownership (applying the constructive ownership rules) of stock of the Company.

     The provisions and certain other provisions of the Company's Charter and bylaws and the Maryland General Corporation Law and the Company's recently adopted Stockholder Rights Plan may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company. For example, such provisions may (a) deter tender offers for Common Stock that may be attractive to stockholders or (b) deter purchases of large blocks of Common Stock, thereby limiting the opportunity for stockholders to receive a premium for their Common Stock over then-prevailing market prices.

     FUTURE ISSUANCES OF COMMON STOCK. The Charter authorizes the Board to issue additional shares of Common Stock without stockholder approval. Any such issuance could have the effect of diluting existing stockholders' interest in the Company.

     PREFERRED STOCK. The Charter authorizes the Board to (a) issue up to 25 million shares of preferred stock, (b) reclassify unissued shares of stock, (c) establish the preferences, conversion and other rights, voting powers, restrictions, limitations and restrictions on ownership and limitations as to dividends or other distributions with respect to preferred stock and (d) establish terms and conditions of redemption for each class or series of any preferred stock issued.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the efforts of its executive officers. The loss of their services could have an adverse effect on the operations of the Company.

RISKS ASSOCIATED WITH RELIANCE ON FORWARD LOOKING STATEMENTS

     This report contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company and its management with respect to, among other things (i) potential acquisitions or property developments by the Company; (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; (iv) the Company's growth strategy, operating strategy and financing strategy; (v) the declaration and payment of dividends; and (vi) regulatory matters affecting the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. Risks and uncertainties associated with the Company's acquisition activities include risks that acquisition opportunities explored by the Company may be abandoned, investments will fail to perform in accordance with expectations and analysis with respect to the cost of improvements to bring an acquired project up to standards will prove inaccurate, as well as general investment risks associated with any new real estate investment.

                                      SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 23, 1998                   MERIDIAN INDUSTRIAL TRUST, INC.



                                        By: /s/ Milton K. Reeder
                                            --------------------------------
                                            Milton K. Reeder
                                            President