Form 10-Q
period 1998-06-30
MERIDIAN INDUSTRIAL TRUST INC
filed 1998-08-14
CIK 946637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-14166

                         MERIDIAN INDUSTRIAL TRUST, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MARYLAND                           94-3224765
-----------------------------------       -----------------------------------

    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

        455 MARKET STREET
        17TH FLOOR
        SAN FRANCISCO, CALIFORNIA                               94105
----------------------------------------          ----------------------------

(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (415) 281-3900
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

                                  Yes X    No
                                     ---     ---

           Indicate the number of shares outstanding of the common and preferred stock, as of the latest practicable date:

SHARES OF SERIES B CONVERTIBLE PREFERRED STOCK AS OF AUGUST 1, 1998:             1,623,376
SHARES OF SERIES D CUMULATIVE REDEEMABLE  PREFERRED STOCK AS OF AUGUST 1, 1998:  2,000,000
SHARES OF COMMON STOCK AS OF AUGUST 1, 1998:                                    31,672,388

------------------------------------------------------------------------------
                           PART I: FINANCIAL INFORMATION
------------------------------------------------------------------------------

           ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997 and the Quarterly Report on Form 10-Q for the three months ended March 31, 1998 of Meridian Industrial Trust, Inc. (the "Company"). These condensed consolidated statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

           In the opinion of the Company's management, all material adjustments of a normal, recurring nature considered necessary for a fair presentation of the results of operations for the interim periods have been included. The results of consolidated operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                         MERIDIAN INDUSTRIAL TRUST, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                                                           1998            1997
                                                                                       (unaudited)       (audited)
                                                                                       -----------      ----------
Investment in Real Estate Assets:
Rental Properties Held for Investment                                                   $  974,076        $813,389
Less: Accumulated Depreciation                                                             (23,912)        (14,374)
                                                                                        ----------        --------
                                                                                           950,164         799,015
Rental Properties Held for Divestiture                                                         267           9,492
                                                                                        ----------        --------
                                                                                           950,431         808,507
Investment in Unconsolidated Joint Venture                                                  21,500          21,500
                                                                                        ----------        --------
Total Investment in Real Estate Assets                                                     971,931         830,007

Other Assets:
Investment in and Advances to Unconsolidated Subsidiaries                                   46,019              --
Cash and Cash Equivalents                                                                    8,195           7,855
Cash Held in Consolidated Limited Partnerships                                               2,506             992
Restricted Cash and Cash Held in Escrow                                                      7,031          11,267
Note Receivable                                                                              8,000              --
Accounts Receivable, Net of Reserves of $468 and $228 at
 June 30, 1998 and December 31, 1997, respectively                                           4,837           3,460
Capitalized Loan Fees, Lease Commissions and Other Assets, Net                              23,739           9,931
                                                                                        ----------        --------
Total Assets                                                                            $1,072,258        $863,512
                                                                                        ----------        --------
                                                                                        ----------        --------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unsecured Notes, Including Unamortized Debt Premium of $105
  and $109 at June 30, 1998 and December 31, 1997, respectively                         $  160,105        $160,109
Mortgage Loan                                                                               66,094          66,094
Unsecured Credit Facility                                                                  145,800          20,500
Mortgage Notes Payable, Including Unamortized Debt Premium of $12
  and $153 at June 30, 1998 and December 31, 1997, respectively                             31,580          10,503
Accrued Dividends Payable                                                                   10,723           9,473
Accounts Payable, Prepaid Rent, Tenant Deposits and Other Liabilities                       22,439          21,562
                                                                                        ----------        --------
Total Liabilities                                                                          436,741         288,241
                                                                                        ----------        --------
Minority Interest in Consolidated Limited Partnerships                                      17,024           5,132
                                                                                        ----------        --------
Commitments and Contingencies                                                                   --              --

Stockholders' Equity:
Authorized Shares - 175,000,000 shares of Common Stock and
  25,000,000 shares of Preferred Stock authorized, each with par value of $0.001; 30,799,933 and 30,165,662 shares of Common Stock issued and outstanding at June 30, 1998 and December 31, 1997, respectively; 1,623,376 and 2,272,727 shares of Series B
  Convertible Preferred Stock issued and outstanding with a
  liquidation preference of $25,000 and $35,000 at June 30, 1998 and
  December 31, 1997, respectively; and 2,000,000 shares of Series D
  Preferred Stock issued and outstanding with a liquidation preference
  of $50,000 at June 30, 1998                                                                   35              32
Additional Paid-in Capital                                                                 621,912         574,848
Distributions in Excess of Income                                                           (3,454)         (4,741)
                                                                                        ----------        --------
Total Stockholders' Equity                                                                 618,493         570,139
                                                                                        ----------        --------
Total Liabilities and Stockholders' Equity                                              $1,072,258        $863,512
                                                                                        ----------        --------
                                                                                        ----------        --------

         The accompanying notes are an integral part of these statements.

                          MERIDIAN INDUSTRIAL TRUST, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                    (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                               1998             1997             1998            1997
                                                            -----------     -----------      -----------     -----------
REVENUES:
Rentals from Real Estate Investments                        $    28,393     $    12,870      $    54,653     $    24,564
Income from Unconsolidated Joint Venture                            495              --              990              --
Income from Unconsolidated Subsidiaries                             563              --              750              --
Interest and Other Income                                           427             147              528             304
                                                            -----------     -----------      -----------     -----------
TOTAL REVENUES                                                   29,878          13,017           56,921          24,868
                                                            -----------     -----------      -----------     -----------
EXPENSES:
Interest Expense                                                  5,888           2,160           10,480           3,784
Property Taxes                                                    3,515           1,764            6,824           3,393
Property Operating                                                2,263             956            4,262           2,042
General and Administrative                                        2,087           1,350            3,976           2,501
Depreciation and Amortization                                     5,467           2,211           10,470           4,216
                                                            -----------     -----------      -----------     -----------
TOTAL EXPENSES                                                   19,220           8,441           36,012          15,936
                                                            -----------     -----------      -----------     -----------
Income Before Minority Interest                                  10,658           4,576           20,909           8,932
Minority Interest in Net (Income)                                  (158)             --             (247)             --
                                                            -----------     -----------      -----------     -----------
Income Before Gain (Loss) on Divestiture of
  Properties and Extraordinary Item                              10,500           4,576           20,662           8,932
Gain (Loss) on Divestiture of Properties, Net                     1,993            (877)           2,054            (448)
                                                            -----------     -----------      -----------     -----------
Income Before Extraordinary Item                                 12,493           3,699           22,716           8,484
Extraordinary Item - Expenses Incurred in
  Connection with Debt Restructuring
  and Retirements                                                    --            (808)              --            (808)
                                                            -----------     -----------      -----------     -----------
NET INCOME                                                  $   12,493      $     2,891      $    22,716     $     7,676
                                                            -----------     -----------      -----------     -----------
                                                            -----------     -----------      -----------     -----------

Net Income                                                  $    12,493     $     2,891      $    22,716     $     7,676
Less Preferred Dividends Declared:
Series B Preferred Stock                                           (536)           (705)          (1,286)         (1,409)
Series D Preferred Stock                                            (12)             --              (12)             --
                                                            -----------     -----------      -----------     -----------
NET INCOME ALLOCABLE TO COMMON                              $    11,945     $     2,186      $    21,418     $     6,267
                                                            -----------     -----------      -----------     -----------
                                                            -----------     -----------      -----------     -----------
BASIC PER SHARE DATA:
Income Before Extraordinary Item                            $      0.40     $      0.22      $      0.71     $      0.52
Extraordinary Item                                                   --           (0.06)              --           (0.06)
                                                            -----------     -----------      -----------     -----------
NET INCOME ALLOCABLE TO COMMON PER BASIC
 WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
                                                            $      0.40     $      0.16      $      0.71     $      0.46
                                                            -----------     -----------      -----------     -----------
                                                            -----------     -----------      -----------     -----------
DILUTED PER SHARE DATA:
Income Before Extraordinary Item                            $      0.37     $      0.22      $      0.68     $      0.51
Extraordinary Item                                                   --           (0.06)              --           (0.06)
                                                            -----------     -----------      -----------     -----------
NET INCOME ALLOCABLE TO COMMON PER DILUTED
  WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
                                                            $      0.37     $      0.16      $      0.68     $      0.45
                                                            -----------     -----------      -----------     -----------
                                                            -----------     -----------      -----------     -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                        30,182,754      13,598,756       30,180,624      13,597,570
Diluted                                                      33,331,951      14,015,823       33,212,739      14,030,853

     The accompanying notes are an integral part of these statements.

                          MERIDIAN INDUSTRIAL TRUST, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (UNAUDITED, IN THOUSANDS)

                                                                                  1998            1997
                                                                            -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                  $    22,716       $   7,676
  Adjustments to Reconcile Net Income to Cash Provided by
    Operating Activities:
     Depreciation and Amortization                                               10,470           4,216
     Amortization of Debt Premium                                                  (146)            (22)
     Amortization of Financing Costs                                                202             176
     Straight Line Rent                                                          (1,893)           (851)
     Income Allocated to Minority Partner Interest                                  247              --
     (Gain) Loss on Divestiture of Properties                                    (2,054)            448
     Extraordinary Item - Expenses Incurred in Connection with
       Debt Restructuring and Retirements                                            --             808
     Increase in Accounts Receivable and Other Assets                            (5,105)         (6,004)
     Decrease in Accounts Payable, Prepaid Rent,
       Tenant Deposits and Other Liabilities                                     (1,199)            (75)
                                                                            -----------       ---------
Net Cash Provided by Operating Activities                                        23,238           6,372
                                                                            -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Proceeds from Property Sales                                                3,693          11,195
  Decrease in Restricted Cash and Cash Held In Escrow                                34             317
  Increase in Cash Held In Consolidated Limited Partnerships                     (1,311)             --
  Investment in and Advances to Unconsolidated Subsidiaries                     (46,007)             --
  Investments in Real Estate                                                   (117,897)        (57,148)
  Recurring Building Improvements                                                (1,465)           (228)
  Recurring Tenant Improvements                                                    (480)           (637)
  Recurring Leasing Commissions                                                  (1,892)           (735)
  Receipt of Note Receivable                                                         --             503
  Purchase of Minority Partner Interest                                          (1,089)             --
  Distributions Paid to Minority Partners                                          (105)             --
  Purchase of Other Assets                                                       (6,753)            (94)
                                                                            -----------       ---------
Net Cash Used in Investing Activities                                          (173,272)        (46,827)
                                                                            -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for Capitalized Loan Fees                                                (82)           (121)
  Principal Payments on Mortgage Notes Payable                                     (170)            (24)
  Borrowings on Unsecured Credit Facility                                       183,800          53,500
  Repayment of Borrowings on Unsecured Credit Facility                          (58,500)         (4,500)
  Distributions Paid to Stockholders                                            (20,178)         (9,295)
  Net Proceeds from issuance of Common and Preferred Stock, Exercise
     of Warrants and Stock Options                                               51,362              48
  Repurchase and Cancellation of Shares and Offering Costs                       (5,858)             --
                                                                            -----------       ---------
Net Cash Provided by Financing Activities                                       150,374          39,608
                                                                            -----------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                340            (847)
Cash and Cash Equivalents at Beginning of Period                                  7,855           2,942
                                                                            -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   8,195       $   2,095
                                                                            -----------       ---------
                                                                            -----------       ---------
CASH PAID FOR INTEREST                                                        $  12,365       $   4,023
                                                                            -----------       ---------
                                                                            -----------       ---------

      The accompanying notes are an integral part of these statements.

                         MERIDIAN INDUSTRIAL TRUST, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1998
                (IN THOUSANDS, EXCEPT SHARE DATA AND PROPERTY DATA)

1.  ORGANIZATION

           Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At June 30, 1998, the Company's principal asset was its portfolio of 213 warehouse/distribution and light industrial properties, two retail properties and eleven properties under development. As of June 30, 1998 and 1997, the Company's properties were 96% and 97% occupied, respectively.

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

           (C) RENTAL PROPERTIES HELD FOR INVESTMENT Investments in rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the the application of capitalization rates to annualized rental income. The capitalization rate is based upon the age, construction and use of the building. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties to yield an acceptable return on the Company's investment. Due to uncertainties inherent in the valuation process and in the economy, management can provide no assurances that the actual results of operating and disposing of the Company's properties will not be materially different than current expectations.

           Rental Properties Held for Investment are depreciated over 35 years using the straight-line method. Expenditures for maintenance, repairs, and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Tenant improvements are capitalized and amortized under the straight-line method over the term of the related lease.

           Rental Properties Held for Divestiture are stated at the lower of cost or estimated fair value. Estimated fair value is based upon prevailing market values for comparable properties or the application of capitalization rates to annualized rental income. The capitalization rate is based upon the age, construction and use of building. No depreciation is recorded on Rental Properties Held for Divestiture.

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

           (F) CAPITALIZED LOAN FEES, LEASE COMMISSIONS AND OTHER ASSETS Capitalized Loan Fees are amortized as interest expense over the term of the related debt. Lease Commissions are amortized into depreciation and amortization expense on a straight-line basis over the term of the related lease. Other Assets are comprised of a loan extended to a minority limited partner, security deposits for future acquisitions and deferred rent receivable.

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

           Certain of the Company's leases relating to its properties require tenants to pay all or a portion of real estate taxes, insurance and operating expenses ("Expense Recaptures"). Expense Recaptures are recognized as revenues in the same period the related expenses are incurred by the Company. For the three months ended June 30, 1998 and 1997, Expense Recaptures of $3,741 and $1,731, respectively, have been included in Rentals from Real Estate Investments. For the six months ended June 30, 1998 and 1997, Expense Recaptures of $7,507 and $3,111, respectively, have been included in Rentals from Real Estate Investments.

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

           As a result of deductions allowed for the dividends paid to stockholders and the utilization of net operating loss carryovers of the Merged Trusts, the Company has no federal or state taxable income. Accordingly, no provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations for the three and six months ended June 30, 1998.

           (K) EARNINGS PER SHARE During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share is computed as net income or loss divided by the weighted average number of shares of Common Stock outstanding, excluding the dilutive effects of stock options and other potentially dilutive securities. SFAS No. 128 is effective for periods ending after December 15, 1997. Earnings per share for the three and six months ended June 30, 1997 have been restated to conform to the new standards as follows:

                                                       For the Three Months         For the Six Months
                                                           Ended June 30,             Ended June 30,
                                                    --------------------------    -------------------------
                                                        1998           1997          1998           1997
                                                    -----------    -----------    -----------   -----------
Net Income - Basic                                  $    11,945    $     2,186    $    21,418   $     6,267
Net Income - Diluted                                     12,481          2,186         22,704         6,267

Weighted Average Shares Outstanding:
  Basic                                              30,182,754     13,598,756     30,180,624    13,597,570
  Stock options                                         315,459        275,550        358,539       285,861
  Warrants                                              137,400        141,517        160,931       147,422
  Series B Preferred Stock                            2,258,456             --      2,265,552            --
  Operating Limited Partnership Units                   437,882             --        247,093            --
                                                    -----------    -----------    -----------   -----------
  Diluted                                            33,212,739     33,331,951     14,015,823    14,030,853
                                                    -----------    -----------    -----------   -----------
                                                    -----------    -----------    -----------   -----------
Net Income (Loss) Per Share:
  Basic                                             $      0.40    $      0.16    $      0.71   $      0.46
  Diluted                                                  0.37           0.16           0.68          0.45

           In connection with the Merger, the Company issued approximately 553,000 warrants to purchase an equal number of shares of the Company's Common Stock (the "Merger Warrants"). Each Merger Warrant entitles the holder to purchase one share of the Company's Common Stock at the exercise price of $16.23. The exercise period began May 23, 1997 and ends February 23, 1999. As of June 30, 1998, the Company had issued 94,034 shares pursuant to exercise of the Merger Warrants.

           On June 29, 1998, 649,351 shares of the Company's Series B Preferred Stock were converted into shares of Common Stock on a one-for-one basis.

           On June 30, 1998, the Company completed a public offering of 2,000,000 shares of Series D Cumulative Redeemable Preferred Stock for an aggregate offering price of $50,000 or $25.00 per share. The net proceeds of $48,425 were used to reduce borrowings under the Company's unsecured credit facility. Shares of the Series D Preferred Stock are redeemable by the Company on or after June 30, 2003 and have a liquidation preference of $50,000. Shares of the Series D Preferred Stock are not convertible into any other securities of the Company. Dividends on the Series D Preferred Shares are cumulative and payable quarterly at the rate of 8.75% of the liquidation preference per annum.

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

3.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

           The Company has an investment in an unconsolidated subsidiary, Meridian Refrigerated, Inc. ("MRI"), formed for the purpose of acquiring and operating companies providing refrigerated distribution services. In the six months ended June 30, 1998, MRI completed two strategic operating company acquisitions: Arctic Cold Storage, Inc. ("Arctic") and C.E.G.F. (USA), Inc. ("CEGF"). In its first acquisition on February 19, 1998, MRI acquired for an aggregate purchase price of $36,000, the real estate, business, and operating assets including $15,263 in cash of Arctic, a refrigerated distribution and freight consolidation company operating three refrigerated warehouses. The facilities are located in the Los Angeles Basin and aggregate 7.2 million cubic feet and 299,000 square feet.

           In its second acquisition on June 11, 1998, MRI acquired for $29,741 the common stock of CEGF, a refrigerated distribution services company located in Tampa, Florida. CEGF operates two facilities in Tampa, Florida and one facility in Houston, Texas aggregating 9.2 million cubic feet and 332,924 square feet.

           The Company's investment in MRI is comprised of secured and unsecured notes and non-voting participating preferred stock. The voting common stock of MRI is owned by certain officers of the Company. The Company accounts for its investment in MRI using the equity method. At June 30, 1998, the outstanding balances on the secured and unsecured notes totaled $30,650 and $5,879, respectively.

4.  LONG-TERM DEBT

           The Company assumed a fixed rate facility (the "Mortgage Loan") in connection with the Merger. The Mortgage Loan has a principal balance of $66,094, bears interest at an annual rate of 8.63%, requires interest only payments until its maturity in 2005 and is secured by a pool of the Company's properties with a net book value of $137,311 as of June 30, 1998.

           Concurrent with the Merger, the Company entered into an unsecured credit facility (the "Unsecured Credit Facility"). The Unsecured Credit Facility originally bore interest at LIBOR plus 1.7%, was scheduled to mature in February 1998, and provided for a maximum borrowing amount of $75,000. On April 21, 1997, the Unsecured Credit Facility was amended and restated. This amendment and restatement of the Unsecured Credit Facility provided for (i) an increase in the borrowing limit from $75,000 to $150,000, (ii) a decrease in the interest rate spread over LIBOR from 1.7% to 1.4%, and (iii) an extension of the maturity date to April 3, 2000, from February 26, 1998. The Company recorded an extraordinary expense of $808 in loan costs in the second quarter of 1997 in connection with this restructuring.

           On September 23, 1997, the Unsecured Credit Facility was further amended and restated to provide for (i) an increase of the borrowing limit from $150,000 to $250,000 and (ii) a decrease in the interest rate spread over LIBOR from 1.4% to 1.3%. Effective, May 26, 1998, the interest rate spread over LIBOR for the Unsecured Credit Facility was further decreased from 1.3% to 1.2%. At June 30, 1998, the weighted average interest rate on the Unsecured Credit Facility was 6.9%. The Company paid a fee totaling $250 in connection with this amendment.

           On November 20, 1997, the Company completed a private offering to institutional investors of $160,000 in principal of unsecured senior notes (the "Unsecured Notes"). The Unsecured Notes were issued in two tranches, $135,000 maturing on November 20, 2007, bearing an interest rate of 7.25% per annum, and $25,000 maturing on November 20, 2009, bearing an interest rate of 7.30% per annum. Interest on these notes is payable semiannually. The proceeds were used to repay borrowings on the Unsecured Credit Facility. In connection with this transaction, the Company entered into two forward exchange rate contracts which resulted in a payment to the Company totaling $109, which was accounted for as a premium.

           In the opinion of the Company's management, the Company was in compliance with all loan covenants related to the debt instruments discussed above at June 30, 1998.

5.  MORTGAGE NOTES PAYABLE

           On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note payable bearing an interest rate different from the prevailing market rate at the date of acquisition. This interest rate differential was recorded as a premium. This mortgage note payable had a maturity date of July 15, 1998, an outstanding balance of $10,429 and provided for monthly principal and interest payments of $96 based on an interest rate of 9.89% per annum and a 30-year amortization schedule. The premium totaling $324 was amortized over the term of the mortgage note payable using the effective interest method. As of June 30,1998, this mortgage note payable and debt premium had outstanding balances of $10,286 and $12, respectively. Subsequent to June 30, 1998, the mortgage note payable was repaid from borrowings made under the Company's Unsecured Credit Facility.

           The Company, through one of its consolidated partnerships, assumed a mortgage note payable in the principal amount of $3,676 in connection with a contribution of a property located in Orlando, Florida (see Note 6). The mortgage note payable has a maturity date of February 1, 2006, and provides for monthly principal and interest payments of $28 based on an interest rate of 7.90% per annum and a 25-year amortization schedule. As of June 30, 1998, this mortgage note payable had an outstanding balance of $3,656.

           During the six months ended June 30, 1998, the Company, through one of its consolidated partnerships, assumed three mortgage notes payable in connection with the acquisition of three properties located in Las Vegas, Nevada and four properties located in Plano, Texas. Two of the mortgage notes payable are secured by properties located in Las Vegas, Nevada. One mortgage note payable had a principal balance of $6,212 as of June 30, 1998, matures on July 1, 2011 and provides for monthly principal and interest payments of $47 based on an interest rate of 7.50% per annum and a 23-year amortization schedule. The second mortgage note payable had a principal balance of $7,505 as of June 30, 1998, matures on December 1, 2009 and provides for monthly principal and interest payments of $63 based on an interest rate of 8.30% per annum and a 22-year amortization schedule. The third mortgage note payable, which is secured by a property in Texas, had a principal balance of $3,909 as of June 30, 1998, matures on April 15, 2006 and provides for monthly principal and interest payments of $28 based on an interest rate of 6.95% per annum.

6.  PROPERTY ACQUISITIONS AND DEVELOPMENTS

           During the six months ended June 30, 1998, the Company, either directly or through one of its consolidated partnerships, purchased 16 properties located in California, Massachusetts, Nevada, Ohio and Texas, with an aggregate square footage of approximately 1,771,000. The aggregate purchase price for these properties totaled $88,121. The Company funded a portion of these acquisitions from cash reserves and funded the majority of the remaining costs with borrowings under the Unsecured Credit Facility. In addition, the Company assumed three mortgage notes payable totaling $17,713. In connection with the acquisition relating to the consolidated partnership, the Company's minority partners' contribution is valued at $11,000.

           During the six months ended June 30, 1998, the Company, either directly or through one of its consolidated partnerships, acquired approximately 172 acres of land scheduled for future development for an aggregate purchase price of $21,262. The aggregate cost to develop these parcels is expected to be approximately $108,774, to be funded from borrowings under the Unsecured Credit Facility and from cash reserves. These properties, when complete, will total approximately 2,576,000 square feet.

           During the six months ended June 30, 1998, the Company, either directly or through consolidated partnerships, completed development of and placed in service three warehouse/distribution properties comprising approximately 803,000 square feet with an aggregate cost of $29,228.

           At June 30, 1998, the Company had, directly or through consolidated partnerships, eleven warehouse/distribution properties either under development or scheduled for development which will total approximately 4,447,000 square feet upon completion. The aggregate cost for the design and construction of these development projects is estimated to be approximately $171,409. As of June 30, 1998, the Company had incurred total project costs of approximately $45,512 on these development projects. The Company anticipates funding the balance of such development costs from cash reserves and borrowings under the Unsecured Credit Facility.

           In connection with land acquisitions and development activities relating to the consolidated partnerships, the Company's minority partners contributed land and other consideration valued at $4,948.

           On April 2, 1998, the minority partners of one of the Company's consolidated partnerships contributed a property located in Orlando, Florida with a square footage of approximately 120,000. The minority partners' contribution totaled $950. With regard to this transaction, the partnership assumed a mortgage note payable in the principal amount of $3,676 (see Note
5).

           On April 22, 1998, the Company and a minority partner of one of its consolidated partnerships, executed an Assignment of Partnership Interests, whereby the Company, as the managing general partner, exercised its right to purchase the partnership interest of the minority partner. The Company purchased the partnership interest for a total purchase price of $1,089.

           On May 7, 1998, the Company entered into a property exchange transaction. This transaction involved the Company's transfer of its interest in three properties located in Nashville, Tennessee with a net book value of $6,174 to the other property owner in exchange for five properties owned by the other property owner located in Memphis, Tennessee. The Company paid $350 to the other property owner representing the difference in the exchange values of the properties. In addition, the Company paid closing costs and prorated items totaling $317.

7.  PROPERTY DIVESTITURES

           During the six months ended June 30, 1998, the Company divested two properties located in California and Tennessee for an aggregate sales price of $12,080. After closing costs and pro-rated items which totaled $387 and acceptance of a note receivable of $8,000, the Company received net cash proceeds of $3,693.

8.   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

           The following table summarizes the Company's non-cash investing and financing transactions for the six months ended June 30, 1998 and 1997.

                                                                                          1998            1997
                                                                                      ------------    ------------
Property Acquisitions:
  Acquisition Price                                                                   $    141,122    $     49,557
  Land for Built-to-Suit Facilities                                                          1,196           9,410
  Restricted Cash                                                                           (4,228)             --
  Minority Limited Partners' Capital Contributions                                         (11,992)          1,130
  Purchase of Minority Partner Interest                                                        637              --
  Mortgage Notes Payable Assumed                                                           (21,389)        (16,136)
  Shares of Common Stock Issued                                                             (1,525)             --
  Accrued Closing Costs and Pro-rated Items                                                 (1,864)           (386)
Property Divestitures:
  Net Basis                                                                                (15,835)        (11,543)
  Note Receivable                                                                            8,000              --
  Other Assets Net of Other Liabilities                                                        105              44

           During the six months ended June 30, 1998 and 1997, interest expense totaling $1,857 and $684, respectively, was capitalized for properties under development. For the three months ended June 30, 1998 and 1997, interest expense totaling $1,061 and $473, respectively, was capitalized for properties under development.

9.  SUBSEQUENT EVENTS

           ACQUISITIONS

           Subsequent to June 30, 1998, the Company purchased a property located in Indiana comprising approximately 133,000 square feet for a purchase price of $4,400. This acquisition was funded through borrowings under the Unsecured Credit Facility.

           Subsequent to June 30, 1998, the Company acquired approximately 61 acres of land scheduled for future development for an aggregate purchase price of $4,416. The costs to develop these parcels are expected to aggregate to approximately $29,600, to be funded from borrowings under the Unsecured Credit Facility and from cash reserves. These properties, when complete, will total approximately 909,000 square feet.

           Subsequent to June 30, 1998, the Company completed development of and placed in service two warehouse/distribution properties comprising approximately 1,069,000 square feet. The aggregate development cost for these properties was approximately $40,655.

           DIVESTITURE

           Subsequent to June 30, 1998, the Company divested a property located in California for a sales price of $335. After closing costs and pro-rated items which totaled $18, the Company received net proceeds of $317.

           OTHER

           Subsequent to June 30, 1998, the Company completed a direct placement of 850,000 shares of the Company's Common Stock at an offering price of $23.50 per share, resulting in gross proceeds of $19,975. The Company used the net proceeds of the direct placement to reduce borrowings under the Unsecured Credit Facility.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                     (DOLLARS IN THOUSANDS, UNLESS INDICATED OTHERWISE)

INTRODUCTION

           The Company is a self-administered and self-managed real estate investment trust engaged primarily in the business of owning, acquiring, managing, leasing and developing income-producing warehouse/distribution and light industrial properties. At June 30, 1998, the Company's principal asset was its portfolio of 213 warehouse/distribution and light industrial properties, two retail properties and eleven properties under development. As of June 30, 1998 and 1997, the Company's properties were 96% and 97% occupied, respectively.

           The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998 and the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and the notes thereto included in pages 2 through 12 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.

           This report, including the financial information and statements, and the notes thereto appearing elsewhere in this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the general economic climate, competition and the supply of and demand for industrial properties in the Company's markets, interest rate levels, the availability of financing, potential environmental liability and other risks associated with the ownership, development and acquisition of properties, including risks that tenants will not take or remain in occupancy or pay rent, or that construction or operating costs may be greater than anticipated, and additional factors discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

           The Company intends to finance its operating cash needs, distributions to common and preferred stockholders, property acquisitions, development, expansions and renovations using a combination of cash flow from operations and bank and institutional debt financing, supplemented with private or public debt or equity placements. Where intermediate or long-term debt financing is employed, the Company generally seeks to obtain fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt. The Company intends to operate with a ratio of debt-to-total market capitalization that generally will not exceed 50%. Total market capitalization is the sum of total indebtedness, Series D Preferred Stock with a liquidation preference of $50,000, and the market value of the Company's Common Stock, after giving effect to the conversion of the Company's 1,623,376 outstanding shares of Series B Preferred Stock and limited partnership units. At June 30, 1998, the Company's debt-to-total market capitalization rate was 33.4%.

SOURCES OF LIQUIDITY

           The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, (iii) borrowings under the Unsecured Credit Facility, (iv) proceeds from private or public equity or debt placements, and (iv) proceeds from the divestiture of properties. A summary of the Company's historical cash flows for the six months ended June 30, 1998 and 1997 is as follows:

                                                  SIX MONTHS            SIX MONTHS
                                                     ENDED                 ENDED
                                                 JUNE 30, 1998         JUNE 30, 1997
                                                 -------------         -------------
Cash flows provided by (used in):
     Operating activities                         $    23,238           $     6,372
     Investing activities                            (173,272)              (46,827)
     Financing activities                             150,374                39,608

           In addition to cash flows and net income, management considers Funds From Operations to be one additional measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructurings and divestitures of properties, plus depreciation and amortization of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. The Company calculates Funds From Operations as defined by NAREIT and as interpreted in NAREIT's White Paper (i.e. the Company does not add back amortization of deferred financing costs and depreciation of non-rental real estate assets to net income). In addition, other real estate companies may calculate Funds From Operations differently than the Company. A reconciliation of the Company's income before gains or losses on divestiture of properties, minority interest in net income and extraordinary item to Funds From Operations for the six months ended June 30, 1998 and 1997 is as follows:

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                 -----------------------------
                                                      1998          1997
                                                 -------------  --------------
Income Before Minority Interest, Gain (Loss) on
Divestiture of Properties and Extraordinary Item    $20,909        $ 8,932

Reconciling Items:
  Depreciation and Amortization
   Relating to Real Estate Operations                10,562          4,179
Series D Preferred Stock Dividends
  and Other                                             (57)            --
                                                    -------        -------
Funds From Operations                               $31,414        $13,111
                                                    -------        -------
                                                    -------        -------

           As of June 30, 1998, the Company had approximately $8,195 in unrestricted cash and cash equivalents.

           At June 30, 1998, the outstanding balance on the Mortgage Loan was $66,094. The Mortgage Loan bears interest at the annual rate of 8.63% and requires interest only payments until its maturity in 2005.

           During the six months ended June 30, 1998, the Company borrowed $183,800 under its Unsecured Credit Facility to fund property acquisitions and developments.

           At June 30, 1998, the outstanding balances on the Company's Unsecured Notes and corresponding premium were $160,000 and $105, respectively. The Unsecured Notes were issued in two tranches, $135,000 maturing on November 20, 2007, bearing an interest rate of 7.25% per annum, and $25,000 maturing on November 20, 2009, bearing an interest rate of 7.30% per annum. Interest on these notes is payable semiannually.

           On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note payable bearing an interest rate different from the prevailing market rate at the date of acquisition. This interest rate differential was recorded as a premium. This mortgage note payable had a maturity date of July 15, 1998, an outstanding balance of $10,429 and provided for monthly principal and interest payments of $96 based on an interest rate of 9.89% per annum and a 30-year amortization schedule. The premium totaling $324 was amortized over the term of the mortgage note payable using the effective interest method. As of June 30,1998, this mortgage note payable and debt premium had outstanding balances of $10,286 and $12, respectively. Subsequent to June 30, 1998, the mortgage note payable was repaid from borrowings made under the Company's Unsecured Credit Facility.

           The Company, through one of its consolidated partnerships, assumed a mortgage note payable in the principal amount of $3,676 in connection with a contribution of a property located in Orlando, Florida. The mortgage note payable has a maturity date of February 1, 2006, and provides for monthly principal and interest payments of $28 based on an interest rate of 7.90% per annum and a 25-year amortization schedule. As of June 30, 1998, this mortgage note payable had an outstanding balance of $3,656.

           During the six months ended June 30, 1998, the Company, through one of its consolidated partnerships, assumed three mortgage notes payable in connection with the acquisition of three properties located in Las Vegas, Nevada and four properties located in Plano, Texas. Two of the mortgage notes payable are secured by properties located in Las Vegas, Nevada. One mortgage note payable had a principal balance of $6,212 as of June 30, 1998, matures on July 1, 2011 and provides for monthly principal and interest payments of $47 based on an interest rate of 7.50% per annum and a 23-year amortization schedule. The second mortgage note payable had a principal balance of $7,505 as of June 30, 1998, matures on December 1, 2009 and provides for monthly principal and interest payments of $63 based on an interest rate of 8.30% per annum and a 22-year amortization schedule. The third mortgage note payable, which is secured by a property in Texas, had a principal balance of $3,909 as of June 30, 1998, matures on April 15, 2006 and provides for monthly principal and interest payments of $28 based on an interest rate of $6.95% per annum.

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

           In connection with the Merger, the Company issued approximately 553,000 warrants to purchase an equal number of shares of the Company's Common Stock. Each Merger Warrant entitles the holder to purchase one share of the Company's Common Stock at the exercise price of $16.23. The exercise period began May 23, 1997 and ends February 23, 1999. As of June 30, 1998, the Company had issued 94,034 shares pursuant to exercise of the Merger Warrants.

           On June 30, 1998, the Company completed a public offering of 2,000,000 shares of Series D Cumulative Redeemable Preferred Stock for an aggregate offering price of $50,000 or $25.00 per share. The net proceeds of $48,425 were used to reduce borrowings under the Company's Unsecured Credit Facility. Shares of the Series D Preferred Stock are redeemable by the Company on or after June 30, 2003 and have a liquidation preference of $50,000. Shares of the Series D Preferred Stock are not convertible into any other securities of the Company. Dividends on the Series D Preferred Shares are cumulative and payable quarterly at the rate of 8.75% of the liquidation preference per annum.

           Subsequent to June 30, 1998, the Company completed a direct placement of 850,000 shares of the Company's Common Stock at an offering price of $23.50 per share, resulting in gross proceeds of $19,975. The Company used the net proceeds of the direct placement to reduce borrowings under the Unsecured Credit Facility.

           During the six months ended June 30, 1998, the Company divested two properties located in California and Tennessee for an aggregate sales price of $12,080. After closing costs and pro-rated items which totaled $387 and acceptance of a note receivable of $8,000, the Company received net cash proceeds of $3,693.

           Subsequent to June 30, 1998, the Company divested a property located in California for a sales price of $335. After closing costs and pro-rated items which totaled $18, the Company received net proceeds of $317.

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

           During the six months ended June 30, 1998, the Company declared dividends to holders of its Common Stock, Series B Preferred Stock in the aggregate amounts of $20,131 and $1,286 respectively, or $0.33 and $0.33 per share, respectively. In addition, during the six months ended June 30, 1998, the Company accrued $12 in dividends to holders of its Series D Preferred Stock.

           During the six months ended June 30, 1998, the Company repaid borrowings on its Unsecured Credit Facility totaling $58,500 using the net proceeds from the issuance of 2,000,000 shares of the Series D Preferred Stock and the direct placement of 850,000 shares of Common Stock.

DEVELOPMENT PROJECTS

           During the six months ended June 30, 1998, the Company, either directly or through one of its consolidated partnerships, acquired approximately 172 acres of land scheduled for future development for an aggregate purchase price of $21,262. The aggregate cost to develop these parcels is expected to be approximately $108,774. These properties, when complete, will total approximately 2,576,000 square feet.

           During the six months ended June 30, 1998, the Company, either directly or through consolidated partnerships, completed development of and placed in service three warehouse/distribution properties comprising approximately 803,000 square feet with an aggregate cost of $29,228.

           At June 30, 1998, the Company had, directly or through consolidated partnerships, eleven warehouse/distribution properties either under development or scheduled for development which will total approximately 4,447,000 square feet upon completion. The aggregate cost for the design and construction of these development projects is estimated to be approximately $171,409. As of June 30, 1998, the Company had incurred total project costs of approximately $45,512 on these development projects.

           In connection with land acquisitions and development activities relating to the consolidated partnerships, the Company's minority partners contributed land and other consideration valued at $4,948.

           Subsequent to June 30, 1998, the Company acquired approximately 61 acres of land scheduled for future development for an aggregate purchase price of $4,416. The costs to develop these parcels are expected to aggregate to approximately $29,600. These properties, when complete, will total approximately 909,000 square feet.

           Subsequent to June 30, 1998, the Company completed development of and placed in service two warehouse/distribution properties comprising approximately 1,069,000 square feet. The aggregate development cost for these properties was approximately $40,655.

           The Company expects to fund its future development costs with Borrowings under the Unsecured Credit Facility, cash reserves, bank and institutional debt financing, and private or public debt and equity placements.

           ACQUISITIONS

           During the six months ended June 30, 1998, the Company, either directly or through one of its consolidated partnerships, purchased 16 properties located in California, Massachusetts, Nevada, Ohio and Texas, with an aggregate square footage of approximately 1,771,000. The aggregate purchase price for these properties totaled $88,121. The Company funded a portion of these acquisitions from cash reserves and funded the majority of the remaining costs with borrowings under the Unsecured Credit Facility. In addition, the Company assumed three mortgage notes payable totaling $17,713. In connection with the acquisition relating to the consolidated partnership, the Company's minority partners' contribution is valued at $11,000.

           On April 2, 1998, the minority partners of one of the Company's consolidated partnerships contributed a property located in Orlando, Florida with a square footage of approximately 120,000. The minority partners' contribution totaled $950. With regard to this transaction, the partnership assumed a mortgage note payable in the principal amount of $3,676 (see Note
5).

           On April 22, 1998, the Company and a minority partner of one of its consolidated partnerships, executed an Assignment of Partnership Interests, whereby the Company, as the managing general partner, exercised its right to purchase the partnership interest of the minority partner. The Company purchased the partnership interest for a total purchase price of $1,089.

           On May 7, 1998, the Company entered into a property exchange transaction. This transaction involved the Company's transfer of its interest in three properties located in Nashville, Tennessee with a net book value of $6,174 to the other property owner in exchange for five properties owned by the other property owner located in Memphis, Tennessee. The Company paid $350 to the other property owner representing the difference in the exchange values of the properties. In addition, the Company paid closing costs and prorated items totaling $317.

           The Company has an investment in an unconsolidated subsidiary, MRI, formed for the purpose of acquiring and operating companies providing refrigerated distribution services. In the six months ended June 30, 1998, MRI completed two strategic operating company acquisitions: Arctic and CEGF. In its first acquisition on February 19, 1998, MRI acquired for an aggregate purchase price of $36,000, the real estate, business, and operating assets including $15,263 in cash of Arctic, a refrigerated distribution and freight consolidation company operating three refrigerated warehouses. The facilities are located in the Los Angeles Basin and aggregate 7.2 million cubic feet and 299,000 square feet.

           In its second acquisition on June 11, 1998, MRI acquired for $29,741 the common stock of CEGF, a refrigerated distribution services company located in Tampa, Florida. CEGF operates two facilities in Tampa, Florida and one facility in Houston, Texas aggregating 9.2 million cubic feet and 332,924 square feet.

           The investment in MRI is comprised of secured and unsecured notes and non-voting participating preferred stock. The Company accounts for its investment in MRI using the equity method. At June 30, 1998, the outstanding balances on the secured and unsecured notes totaled $30,650 and $5,879 respectively.

           Subsequent to June 30, 1998, the Company purchased a property located in Indiana comprising approximately 133,000 square feet for a purchase price of $4,400. This acquisition was funded through borrowings under the Unsecured Credit Facility.

YEAR 2000 COMPLIANCE

           The Company utilizes a number of computer software programs and operating systems, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, replacement or some level of modification of such application will be necessary. The Company's current information systems environment is based on a WINTEL platform (Intel PC/LAN/WAN) configuration. The environment does not contain mainframe computers.

           The Company has substantially completed its assessment of the effect of Year 2000 compliance on its information systems. Based on its assessment, the Company believes that substantially all of its systems are currently Year 2000 compliant. The Company also believes that its non-information-technology systems are Year 2000 compliant.

           If material suppliers of products or services purchased by the Company and others with whom the Company does business are not Year 2000 compliant, the Company's results of operations could be negatively impacted. Although the Company has no reason to believe that its material vendors and other material third parties with whom it does business are not Year 2000 compliant (or will not be compliant on a timely basis), the Company is unable to determine at this time the effect that any such non-compliance would have on the Company's operations. The Board of Directors of the Company has directed the Company's management team to assess the potential impact on the Company of the Year 2000 compliance status of material third parties with whom the Company does business. This assessment is currently in its preliminary stage.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Rentals from Real Estate Investments for the six months ended June 30, 1998 and 1997 totaled $54,653 and $24,564, respectively. The increase of $30,089 was due to primarily to (i) Properties acquired during 1997 and 1998 ("Property Acquisitions") which increased rental revenues by $28,067 and (ii) the rental revenues generated by the build-to-suit properties placed in service during 1997 and 1998 ("Completed Build-to-Suits") totaling $3,066. These increases were offset by Properties divested during 1997 and 1998 ("Property Divestitures") which reduced rental revenues by $988.

           Income from Unconsolidated Joint Venture totaled $990 for the six months ended June 30, 1998 resulting from interest income on the $21,500 participating mortgage loan purchased by the Company in 1997 in connection with the property-for-stock transaction with Ameritech Pension Trust.

           Income from Unconsolidated Subsidiaries totaled $750 for the six months ended June 30, 1998 resulting from MRI's secured and unsecured notes payable to the Company and equity earnings of MRI.

           Interest and Other Income totaled $528 and $304 for the six months ended June 30, 1998 and 1997, respectively. The increase of $224 was primarily due to interest income from the note receivable from the divestiture of a property located in California and a loan extended to a minority limited partner.

           Interest Expense increased by $6,696 to $10,480 during the six months ended June 30, 1998 from the same period in 1997. The increase was primarily due to (i) the Company's completion of a private offering of $160,000 in principal of unsecured senior notes to institutional investors in November 1997 resulting in an increase of $5,806 and (ii) the assumption of mortgage notes payable relating to the acquisitions in Florida, Nevada and Texas resulting in an increase of $790.

           Compared to the same period in 1997, Property Taxes increased by $3,431 to $6,824 during the six months ended June 30, 1998. The increase was primarily due to (i) the Property Taxes attributable to the Property Acquisitions totaling $3,355 and (ii) the Property Taxes for the Completed Build-to-Suits amounting to $209. These increases were partially offset by Property Divestitures, which reduced Property Taxes by $112.

           Compared to the same period in 1997, Property Operating Expenses increased by $2,220 to $4,262 during the six months ended June 30, 1998. The increase was primarily due to (i) the Property Operating Expenses attributable to the Property Acquisitions totaling $2,192 and (iii) the Property Operating Expenses for the Completed Build-to-Suits amounting to $422. These increases were offset in part by Property Divestitures, which reduced Property Operating Expenses by $213.

           General and Administrative Expenses totaled $3,976 and $2,501 for the six months ended June 30, 1998 and 1997, respectively. The increase of $1,475 was primarily due to (i) an increase in personnel and administrative costs of $708 arising from the growth of the Company, (ii) an increase of $332 in fees relating to terminated property deals and (iii) an increase of $367 in accounting, legal, marketing and system conversion costs resulting from the increased size of the Company's property portfolio.

           Compared to the same period in 1997, Depreciation and Amortization Expense increased by $6,254 to $10,470 during the six months ended June 30, 1998. The increase was primarily due to (i) Depreciation Expense attributable to the Property Acquisitions totaling $5,639 and (ii) Depreciation Expense for the Completed Build-to-Suits amounting to $538. These increases were offset by Property Divestitures, which reduced Depreciation and Amortization Expenses by $185.

           The Gain on Divestiture of Properties totaling $2,054 for the six months ended June 30, 1998 was attributable to the divestiture of the San Carlos property located in California and the 4013 Premier property located in Tennessee.

           The Net Loss on Divestiture of Properties totaling $448 for the six months ended June 30, 1997 was attributable to the divestiture of the Wildwood and Golden Cove properties which resulted in a total loss of $1,158. The losses were partially offset by gains on the divestiture of the Birmingham I, Birmingham II and Phoenix North 23rd properties totaling $710.

           The Extraordinary Item totaling $808 for the six months ended June 30, 1997 was attributable to the restructuring of the Company's Unsecured Credit Facility.

------------------------------------------------------------------------------
                            PART II: OTHER INFORMATION
------------------------------------------------------------------------------

           ITEM 1.  LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the assets of the Company or any of its subsidiaries is subject.

           ITEM 2.  CHANGES IN SECURITIES

           None.

           ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders on May 15, 1998. At that meeting, the stockholders voted on and approved the following proposals:

        1. The election of seven directors for terms expiring in 1999.

        2. A proposal to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

        The proposals were approved by the following votes:

        1. Election of Directors
           ---------------------

                  Name                        For               Withheld
                  ----                        ---               --------
          Allen J. Anderson                28,316,538            77,557
          C. E. Cornutt                    28,316,312            77,783
          T. Patrick Duncan                28,118,582            275,513
          Peter O. Hanson                  28,312,396            81,699
          John S. Moody                    28,139,406            254,689
          Kenneth N. Stensby               28,118,351            275,744
          Lee W. Wilson                    28,312,730            81,365

        2. Ratification of Independent Auditors

     For          Against         Abstentions        Broker Non-Votes
     ---          -------         -----------        ----------------
 28,332,476       19,655            41,964                  N/A

        ITEM 5.  OTHER INFORMATION

        None.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits:

          1.1(1)     Underwriting Agreement dated June 24, 1998, among Meridian
                     Industrial Trust, Inc., Goldman Sachs & Co., Prudential
                     Securities Incorporated, ABN AMRO Incorporated, A.G.
                     Edwards & Sons, Inc., Legg Mason Wood Walker, Incorporated, and PaineWebber, Incorporated, as representatives of the several underwriters.

          1.2(1)     Pricing Agreement dated June 24, 1998, among Meridian
                     Industrial Trust, Inc., Goldman Sachs & Co., Prudential
                     Securities Incorporated, ABN AMRO Incorporated, A.G.
                     Edwards & Sons, Inc., Legg Mason Wood Walker, Incorporated, and PaineWebber, Incorporated, as representatives of the several underwriters.

          3.1(2)     The Company's Third Amended and Restated Articles of Incorporation.

          3.2(1)     Articles Supplementary dated June 25, 1998, classifying 2,300,000 shares of 8.75% Series D Cumulative Redeemable Preferred Stock.

          3.3(2)     The Company's Second Amended and Restated Bylaws.

          3.4(3)     Amendment to Second Amended and Restated Bylaws adopted January
                     26, 1996.

          3.5(3)     Second Amendment to Second Amended and Restated Bylaws adopted September 17, 1997.

          3.6(4)     Amendment to Second Amended and Restated Bylaws adopted January
                     20, 1998.

         10.1(5)     Second Amendment dated June 23, 1998 to Third Amended and
                     Restated Revolving Credit Agreement dated February 19, 1998 among (i) the Company, (ii) MIT Unsecured L.P. and Meridian
                     Refrigerated, Inc. (iv) BankBoston, N.A., Chase Bank of
                     Texas, National Association, NationsBank of Texas, N.A.,
                     Wells Fargo Bank, N.A., Dresdner Bank AG, New York Branch and Grand Cayman Branch, and First American Bank Texas,
                     S.S.B., (collectively, the "Banks"), (iii) BankBoston, N.A.
                     as Agent for the Banks, (iv) Chase Bank of Texas, National
                     Association as Documentation Agent for the Banks, and (v)
                     NationsBank of Texas, N.A. as Syndication Agent for the
                     Banks.

          10.2(5)    Registration  Rights Agreement dated June 30, 1998 among
                     Meridian Industrial Trust, Inc., R. William Gardner,
                     Douglas C. Gardner, Steven D. Gardner, and Todd L. Platt.

          27.1(5)    Financial Data Schedule.

--------
(1) Filed on June 26, 1998, as part of the Company's Current Report on Form 8-K dated June 25, 1998, and incorporated herein by reference.
(2) Filed with the Company's Amendment No. 1 to Registration Statement No. 333-02322 on March 25, 1996, and incorporated herein by reference.
(3) Filed on November 14, 1997, with the Company's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(4) Filed on March 31, 1998, with the Company's Form 10-K for 1997 and incorporated herein by reference.
(5) Filed with this report.

        (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

                  Current Report on Form 8-K dated and filed May 29, 1998, filing financial statements related to the Company's acquisition of properties located in Arlington, Carrollton, and Grand Prairie, Texas.

                  Current Report on Form 8-K dated and filed June 23, 1998, filing financial statements related to the Company's acquisition of properties located in Las Vegas, Nevada, and Dallas, Texas.

                  Current Report on Form 8-K dated June 25, 1998, (filed June 26, 1998) filing exhibits related to the Company's sale of Series D preferred stock.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MERIDIAN INDUSTRIAL TRUST, INC.




Dated:  August 14, 1998            By:    /s/ Allen J. Anderson
                                       ---------------------------
                                        Allen J. Anderson
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



Dated:  August 14, 1998            By:     /s/ Milton K. Reeder
                                       ---------------------------
                                        Milton K. Reeder
                                        President and Chief Financial Officer
                                        (Principal Financial Officer)

                        MERIDIAN INDUSTRIAL TRUST, INC.
                               INDEX TO EXHIBITS

      Exhibit Number
   (corresponding to the                                                                     Sequentially
   Exhibit Table of Item                                                                       Numbered
  601 of Regulation S-K)                        Description                                      Page
  ----------------------                        -----------                                  ------------
             1.1(1)             Underwriting Agreement dated June 24, 1998,
                                among Meridian Industrial Trust, Inc., Goldman
                                Sachs & Co., Prudential Securities Incorporated,
                                ABN AMRO Incorporated, A.G. Edwards & Sons,
                                Inc., Legg Mason Wood Walker, Incorporated, and
                                PaineWebber, Incorporated, as representatives of
                                the several underwriters.

             1.2(1)             Pricing Agreement dated June 24, 1998, among
                                Meridian Industrial Trust, Inc., Goldman Sachs &
                                Co., Prudential Securities Incorporated, ABN
                                AMRO Incorporated, A.G. Edwards & Sons, Inc.,
                                Legg Mason Wood Walker, Incorporated, and
                                PaineWebber, Incorporated, as representatives of the several underwriters.

             3.1(2)             The Company's Third Amended and Restated Articles of
                                Incorporation.

             3.2(1)             Articles Supplementary dated June 25, 1998, classifying
                                2,300,000 shares of 8.75% Series D Cumulative Redeemable
                                Preferred Stock.

             3.3(2)             The Company's Second Amended and Restated Bylaws.

             3.4(3)             Amendment to Second Amended and Restated Bylaws adopted
                                January 26, 1996.

             3.5(3)             Second Amendment to Second Amended and Restated Bylaws
                                adopted September 17, 1997.

             3.6(4)             Amendment to Second Amended and Restated Bylaws adopted
                                January 20, 1998.

--------
(1) Filed on June 26, 1998, as part of the Company's Current Report on Form 8-K dated June 25, 1998, and incorporated herein by reference.
(2) Filed with the Company's Amendment No. 1 to Registration Statement No. 333-02322 on March 25, 1996, and incorporated herein by reference.
(3) Filed on November 14, 1997, with the Company's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(4) Filed on March 31, 1998, with the Company's Form 10-K for 1997 and incorporated herein by reference.

                          MERIDIAN INDUSTRIAL TRUST, INC.
                                 INDEX TO EXHIBITS

      Exhibit Number
   (corresponding to the                                                                 Sequentially
   Exhibit Table of Item                                                                   Numbered
  601 of Regulation S-K)                       Description                                   Page
  ----------------------                       -----------                               ------------
             10.1               Second Amendment dated June 23, 1998 to Third
                                Amended and Restated Revolving Credit Agreement
                                dated February 19, 1998 among (i) the Company,
                                (ii) MIT Unsecured L.P. and Meridian
                                Refrigerated, Inc. (iv) BankBoston, N.A., Chase
                                Bank of Texas, National Association, NationsBank
                                of Texas, N.A., Wells Fargo Bank, N.A., Dresdner
                                Bank AG, New York Branch and Grand Cayman
                                Branch, and First American Bank Texas, S.S.B.,
                                (collectively, the "Banks"), (iii) BankBoston,
                                N.A. as Agent for the Banks, (iv) Chase Bank of
                                Texas, National Association as Documentation
                                Agent for the Banks, and (v) NationsBank of
                                Texas, N.A. as Syndication Agent for the Banks.

             10.2               Registration Rights Agreement dated June 30, 1998
                                among Meridian Industrial Trust, Inc., R. William
                                Gardner, Douglas C. Gardner, Steven D. Gardner, and
                                Todd L. Platt

             27.1               Financial Data Schedule.