Form 10-Q/A
period 1998-06-30
MERIDIAN INDUSTRIAL TRUST INC
filed 1998-09-10
CIK 946637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

This Form 10-Q/A amends Item 1 of Part I of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 to read in its entirety as follows and amends Item 5 and Item 6 of Part II:

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

                                                       For the Three Months         For the Six Months
                                                           Ended June 30,             Ended June 30,
                                                    --------------------------    -------------------------
                                                        1998           1997          1998           1997
                                                    -----------    -----------    -----------   -----------
Net Income - Basic                                  $    11,945    $     2,186    $    21,418   $     6,267
Net Income - Diluted                                     12,481          2,186         22,704         6,267

Weighted Average Shares Outstanding:
  Basic                                              30,182,754     13,598,756     30,180,624    13,597,570
  Stock options                                         315,459        275,550        358,539       285,861
  Warrants                                              137,400        141,517        160,931       147,422
  Series B Preferred Stock                            2,258,456             --      2,265,552            --
  Operating Limited Partnership Units                   437,882             --        247,093            --
                                                    -----------    -----------    -----------   -----------
  Diluted                                            33,331,951     14,015,823     33,212,739    14,030,853
                                                    -----------    -----------    -----------   -----------
                                                    -----------    -----------    -----------   -----------
Net Income (Loss) Per Share:
  Basic                                             $      0.40    $      0.16    $      0.71   $      0.46
  Diluted                                                  0.37           0.16           0.68          0.45

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

           PROPERTY ACQUISITIONS

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

        ITEM 5.  OTHER INFORMATION

        On May 15th, 1998, the Board of Directors amended the Second Amended and Restated Bylaws as follows:

        1. The Board amended Section 2.3 SPECIAL MEETINGS to require that a special meeting of stockholders shall be called by the secretary of the Corporation upon the written request of the holders of shares entitled to cast not less than a majority of all the votes entitled to be cast at that meeting. The Second Amended Bylaws previously required 10% of the votes entitled to be cast before a special meeting would be called.

        2. The Board amended Section 2.12.3(c) GENERAL to state that nothing in Section 2.12 would be deemed to affect the rights of the Corporation to omit proposals from the Corporation's proxy statement pursuant to Rule 14a-18 under the Exchange Act.

        3. The board amended Section 2.9 PROXIES by changing the phrase "attorney in fact" to "agent".

        The Third Amended and Restated Bylaws appear as Exhibit 3.3.

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

          3.1(2)     The Company's Third Amended and Restated Articles of Incorporation.

          3.2(1)     Articles Supplementary dated June 25, 1998, classifying 2,300,000 shares of 8.75% Series D Cumulative Redeemable Preferred Stock.

          3.3(3)     The Company's Third Amended and Restated Bylaws.

         10.1(4)     Second Amendment dated June 23, 1998 to Third Amended and
                     Restated Revolving Credit Agreement dated February 19, 1998 among (i) the Company, (ii) MIT Unsecured L.P. and Meridian
                     Refrigerated, Inc. (iv) BankBoston, N.A., Chase Bank of
                     Texas, National Association, NationsBank of Texas, N.A.,
                     Wells Fargo Bank, N.A., Dresdner Bank AG, New York Branch and Grand Cayman Branch, and First American Bank Texas,
                     S.S.B., (collectively, the "Banks"), (iii) BankBoston, N.A.
                     as Agent for the Banks, (iv) Chase Bank of Texas, National
                     Association as Documentation Agent for the Banks, and (v)
                     NationsBank of Texas, N.A. as Syndication Agent for the
                     Banks.

          10.2(4)    Registration  Rights Agreement dated June 30, 1998 among
                     Meridian Industrial Trust, Inc., R. William Gardner,
                     Douglas C. Gardner, Steven D. Gardner, and Todd L. Platt.

          10.3(3)    Second Amended and Restated Employee and Director
                     Incentive Stock Plan of Meridian Industrial Trust, Inc.

          27.1(4)    Financial Data Schedule.

--------
(1) Filed on June 26, 1998, as part of the Company's Current Report on Form 8-K dated June 25, 1998, and incorporated herein by reference.
(2) Filed with the Company's Amendment No. 1 to Registration Statement No. 333-02322 on March 25, 1996, and incorporated herein by reference.
(3) Filed with this report.
(4) Previously filed.

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

                  Current Report on Form 8-K dated June 25, 1998, (filed June 26, 1998) filing exhibits related to the Company's sale of Series D preferred stock.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MERIDIAN INDUSTRIAL TRUST, INC.




Dated:  September 10, 1998         By:    /s/ Robert A. Dobbin
                                       ---------------------------
                                        Robert A. Dobbin
                                        Secretary and General Counsel

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

             3.3(3)             The Company's Third Amended and Restated Bylaws.


                          MERIDIAN INDUSTRIAL TRUST, INC.
                                 INDEX TO EXHIBITS

      Exhibit Number
   (corresponding to the                                                                 Sequentially
   Exhibit Table of Item                                                                   Numbered
  601 of Regulation S-K)                       Description                                   Page
  ----------------------                       -----------                               ------------
             10.1(4)            Second Amendment dated June 23, 1998 to Third
                                Amended and Restated Revolving Credit Agreement
                                dated February 19, 1998 among (i) the Company,
                                (ii) MIT Unsecured L.P. and Meridian
                                Refrigerated, Inc. (iv) BankBoston, N.A., Chase
                                Bank of Texas, National Association, NationsBank
                                of Texas, N.A., Wells Fargo Bank, N.A., Dresdner
                                Bank AG, New York Branch and Grand Cayman
                                Branch, and First American Bank Texas, S.S.B.,
                                (collectively, the "Banks"), (iii) BankBoston,
                                N.A. as Agent for the Banks, (iv) Chase Bank of
                                Texas, National Association as Documentation
                                Agent for the Banks, and (v) NationsBank of
                                Texas, N.A. as Syndication Agent for the Banks.

             10.2(4)            Registration Rights Agreement dated June 30, 1998
                                among Meridian Industrial Trust, Inc., R. William
                                Gardner, Douglas C. Gardner, Steven D. Gardner, and
                                Todd L. Platt

             10.3(3)            Second Amended and Restated Employee and
                                Director Incentive Stock Plan of Meridian
                                Industrial Trust, Inc.

             27.1(4)            Financial Data Schedule.

--------
(1) Filed on June 26, 1998, as part of the Company's Current Report on Form 8-K dated June 25, 1998, and incorporated herein by reference.
(2) Filed with the Company's Amendment No. 1 to Registration Statement No. 333-02322 on March 25, 1996, and incorporated herein by reference.
(3) Filed with this report.
(4) Previously filed.