Form 10-Q
period 1998-09-30
MERIDIAN INDUSTRIAL TRUST INC
filed 1998-11-17
CIK 946637

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended SEPTEMBER 30, 1998

                                         OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                            Commission File No. 1-14166

                          MERIDIAN INDUSTRIAL TRUST, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          MARYLAND                                       94-3224765
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     455 MARKET STREET
     17TH FLOOR
     SAN FRANCISCO, CALIFORNIA                                 94105
----------------------------------------              --------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (415) 281-3900
                                                      --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X         No
                                  ---             ---

      Indicate the number of shares outstanding of the common and preferred stock, as of the latest practicable date:

SHARES OF SERIES B CONVERTIBLE PREFERRED STOCK
 AS OF NOVEMBER 2, 1998:                                            1,623,376
SHARES OF SERIES D CUMULATIVE REDEEMABLE
 PREFERRED STOCK AS OF NOVEMBER 2, 1998:                            2,000,000
SHARES OF COMMON STOCK AS OF NOVEMBER 2, 1998:                     31,689,273

--------------------------------------------------------------------------------
                         PART I:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

     ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997 and the Quarterly Reports on Form 10-Q for the three months ended March 31, 1998 and June 30, 1998 of Meridian Industrial Trust, Inc. (the "Company"). These condensed consolidated statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Company's management, all material adjustments of a normal, recurring nature considered necessary for a fair presentation of the results of operations for the interim periods have been included. The results of consolidated operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                          MERIDIAN INDUSTRIAL TRUST, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                       ASSETS

                                                                                         1998               1997
                                                                                      (UNAUDITED)         (AUDITED)
                                                                                     -------------      -------------
INVESTMENT IN REAL ESTATE ASSETS:
Rental Properties Held for Investment                                                 $ 1,085,299        $  813,389
Less: Accumulated Depreciation                                                            (29,005)          (14,374)
                                                                                     -------------      -------------
                                                                                        1,056,294           799,015
Rental Properties Held for Divestiture                                                         --             9,492
                                                                                     -------------      -------------
                                                                                        1,056,294           808,507
Investment in Unconsolidated Joint Venture                                                 21,500            21,500
                                                                                     -------------      -------------
TOTAL INVESTMENT IN REAL ESTATE ASSETS                                                  1,077,794           830,007

OTHER ASSETS:
Investment in and Advances to Unconsolidated Subsidiaries                                  45,907                --
Cash and Cash Equivalents                                                                   3,535             7,855
Cash Held in Consolidated Limited Partnerships                                              2,556               992
Restricted Cash and Cash Held in Escrow                                                     8,356            11,267
Note Receivable                                                                             8,000                --
Accounts Receivable, Net of Reserves of $273 and $228 at
 September 30, 1998 and December 31, 1997, respectively                                     6,989             3,460
Capitalized Loan Fees, Lease Commissions and Other Assets, Net                             24,490             9,931
                                                                                     -------------      -------------

TOTAL ASSETS                                                                          $ 1,177,627        $  863,512
                                                                                     -------------      -------------
                                                                                     -------------      -------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Unsecured Notes, Including Unamortized Debt Premium of $102
  and $109 at September 30, 1998 and December 31, 1997, respectively                  $   160,102        $  160,109
Mortgage Loan                                                                              66,094            66,094
Unsecured Credit Facility                                                                 235,300            20,500
Mortgage Notes Payable, Including Unamortized Debt Premium of
  $153 at December 31, 1997                                                                21,218            10,503
Accrued Dividends Payable                                                                  11,714             9,473
Accounts Payable, Prepaid Rent, Tenant Deposits and Other Liabilities                      38,157            21,562
                                                                                     -------------      -------------
TOTAL LIABILITIES                                                                         532,585           288,241
                                                                                     -------------      -------------

MINORITY INTEREST IN CONSOLIDATED LIMITED PARTNERSHIPS                                     17,605             5,132
                                                                                     -------------      -------------

COMMITMENTS AND CONTINGENCIES                                                                  --                --

STOCKHOLDERS' EQUITY:
Authorized Shares - 175,000,000 shares of Common Stock and
  25,000,000 shares of Preferred Stock authorized, each with par value of
  $0.001; 31,674,027 and 30,165,662 shares of Common Stock issued and outstanding at September 30, 1998 and December 31, 1997, respectively
  1,623,376 and 2,272,727 shares of Series B Convertible Preferred Stock issued and outstanding with a liquidation preference of $25,000 and
  $35,000, at September 30, 1998 and December 31, 1997, respectively;
  and 2,000,000 shares of Series D Preferred Stock issued and outstanding
  with a liquidation preference of $50,000 at September 30, 1998                               35                32
Additional Paid-in Capital                                                                642,041           574,848
Distributions in Excess of Income                                                        (14,639)            (4,741)
                                                                                     -------------      -------------
TOTAL STOCKHOLDERS' EQUITY                                                               627,437            570,139
                                                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  1,177,627          $863,512
                                                                                     -------------      -------------
                                                                                     -------------      -------------

          The accompanying notes are an integral part of these statements.

                          MERIDIAN INDUSTRIAL TRUST, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 1998          1997            1998            1997
                                                              ----------    -----------    ------------     -----------
REVENUES:
Rentals from Real Estate Investments                          $  31,073      $  14,707      $   85,726       $  39,271
Income from Unconsolidated Joint Venture                            495             --           1,485              --
Income from Unconsolidated Subsidiaries                             785             --           1,534              --
Interest and Other Income                                           465            326             994             630
                                                              ----------    -----------    ------------     -----------
TOTAL REVENUES                                                   32,818         15,033          89,739          39,901
                                                              ----------    -----------    ------------     -----------

EXPENSES:
Interest Expense                                                  6,863          3,084          17,344           6,868
Loss on Interest Rate Protection Agreement                       12,633             --          12,633              --
Property Taxes                                                    4,076          1,905          10,900           5,298
Property Operating                                                2,316          1,246           6,579           3,288
General and Administrative                                        2,040          1,413           6,015           3,914
Depreciation and Amortization                                     6,259          2,485          16,729           6,701
                                                              ----------    -----------    ------------     -----------
TOTAL EXPENSES                                                   34,187         10,133          70,200          26,069
                                                              ----------    -----------    ------------     -----------

Income (Loss) Before Minority Interest                           (1,369)         4,900          19,539          13,832
Minority Interest in Net (Income)                                  (176)            --            (423)              --
                                                              ----------    -----------    ------------     -----------
Income (Loss) Before Gain (Loss) on Divestiture
  of Properties and Extraordinary Item                           (1,545)         4,900          19,116          13,832
Gain (Loss) on Divestiture of Properties, Net                     2,442            (17)          4,497            (465)
                                                              ----------    -----------    ------------     -----------
Income Before Extraordinary Item                                    897          4,883          23,613          13,367
Extraordinary Item - Expenses Incurred in
  Connection with Debt Restructuring
  and Retirements                                                    --             --              --            (808)
                                                              ----------    -----------    ------------     -----------
NET INCOME                                                    $     897      $   4,883      $   23,613       $  12,559
                                                              ----------    -----------    ------------     -----------
                                                              ----------    -----------    ------------     -----------

Net Income                                                    $     897      $   4,883      $   23,613       $  12,559
Less Preferred Dividends Declared:
Series B Preferred Stock                                           (535)          (705)         (1,821)         (2,114)
Series D Preferred Stock                                         (1,094)            --          (1,106)             --
                                                              ----------    -----------    ------------     -----------
NET INCOME (LOSS) ALLOCABLE TO COMMON                         $    (732)     $   4,178      $   20,686       $  10,445
                                                              ----------    -----------    ------------     -----------
                                                              ----------    -----------    ------------     -----------

BASIC PER SHARE DATA:
Income (Loss) Before Extraordinary Item                       $   (0.02)     $    0.29      $     0.68       $    0.81
Extraordinary Item                                                   --             --              --           (0.06)
                                                              ----------    -----------    ------------     -----------
NET INCOME (LOSS) ALLOCABLE TO COMMON                         $   (0.02)     $    0.29      $     0.68       $    0.75
                                                              ----------    -----------    ------------     -----------
                                                              ----------    -----------    ------------     -----------

DILUTED PER SHARE DATA:
Income (Loss) Before Extraordinary Item                       $   (0.02)     $    0.28      $     0.67       $    0.79
Extraordinary Item                                                   --             --              --           (0.06)
                                                              ----------    -----------    ------------     -----------
NET INCOME (LOSS) ALLOCABLE TO COMMON                         $   (0.02)     $    0.28      $     0.67       $    0.73
                                                              ----------    -----------    ------------     -----------
                                                              ----------    -----------    ------------     -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                        31,492,559     14,569,981      30,622,741      13,925,269
Diluted                                                      31,492,559     15,066,705      31,079,886      14,379,496

          The accompanying notes are an integral part of these statements.

                          MERIDIAN INDUSTRIAL TRUST, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                              (UNAUDITED, IN THOUSANDS)

                                                                                1998              1997
                                                                           -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $     23,613       $    12,559
  Adjustments to Reconcile Net Income to Cash Provided by
    Operating Activities:
     Depreciation and Amortization                                               16,729             6,701
     Amortization of Debt Premium                                                  (160)             (102)
     Amortization of Financing Costs                                                304               220
     Straight Line Rent                                                          (3,279)           (1,501)
     Income Allocated to Minority Partner Interest                                  423                --
     (Gain) Loss on Divestiture of Properties                                    (4,497)               465
     Extraordinary Item - Expenses Incurred in Connection with
       Debt Restructuring and Retirements                                            --               808
     Increase in Accounts Receivable and Other Assets                            (6,339)           (1,269)
     Increase in Accounts Payable, Prepaid Rent,
       Tenant Deposits and Other Liabilities                                     14,127               667
                                                                           -------------      ------------
Net Cash Provided by Operating Activities                                        40,921            18,548
                                                                           -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Proceeds from Property Sales                                               23,297            16,112
  (Increase) Decrease in Restricted Cash and Cash Held In Escrow                    (11)            3,353
  Increase in Cash Held In Consolidated Limited Partnerships                     (1,362)           (3,582)
  Investments in and Advances to Unconsolidated Subsidiaries                    (45,895)               --
  Investments in Real Estate                                                   (245,958)         (169,171)
  Recurring Building Improvements                                                (2,313)             (994)
  Recurring Tenant Improvements                                                    (682)             (328)
  Recurring Leasing Commissions                                                  (2,118)             (841)
  Receipt of Note Receivable                                                         --               503
  Purchase of Minority Partner Interest                                          (1,089)               --
  Distributions Paid to Minority Partners                                          (327)               --
  Purchase of Other Assets                                                       (7,302)             (187)
                                                                           -------------      ------------
Net Cash Used in Investing Activities                                          (283,760)         (155,135)
                                                                           -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for Capitalized Loan Fees                                               (105)             (627)
  Principal Payments on Mortgage Notes Payable                                  (10,520)           (5,756)
  Borrowings on Unsecured Credit Facility                                       305,300           171,000
  Repayment of Borrowings on Unsecured Credit Facility                          (90,500)           (4,500)
  Distributions Paid to Stockholders                                            (31,270)          (13,945)
  Net Proceeds from issuance of Common and Preferred Stock, Exercise
     of Warrants and Stock Options                                               71,789               195
  Repurchase and Cancellation of Shares and Offering Costs                       (6,175)               --
                                                                           -------------      ------------
Net Cash Provided by Financing Activities                                       238,519           146,367
                                                                           -------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (4,320)            9,780
Cash and Cash Equivalents at Beginning of Period                                  7,855             2,942
                                                                           -------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      3,535       $    12,722
                                                                           -------------      ------------
                                                                           -------------      ------------

CASH PAID FOR INTEREST                                                     $     17,405       $     7,191
                                                                           -------------      ------------
                                                                           -------------      ------------

        The accompanying notes are an integral part of these statements.

                          MERIDIAN INDUSTRIAL TRUST, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF SEPTEMBER 30, 1998
                (IN THOUSANDS, EXCEPT SHARE DATA AND PROPERTY DATA)

1.   ORGANIZATION

     Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At September 30, 1998, the Company's principal asset was its portfolio of 223 warehouse/distribution and light industrial properties, one retail property and eight properties under development. As of September 30, 1998 and 1997, the Company's properties were 94% and 96% occupied, respectively.

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

     The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     (c) RENTAL PROPERTIES HELD FOR INVESTMENT Investments in rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for the continued operation of each property and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the application of capitalization rates to annualized rental income. The capitalization rate is based upon the age, construction and use of the building. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties to yield an acceptable return on the Company's investment. Due to uncertainties inherent in the valuation process and in the economy, management can provide no assurances that the actual results of operating and disposing of the Company's properties will not be materially different than current expectations.

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

     Certain of the Company's leases relating to its properties require tenants to pay all or a portion of real estate taxes, insurance and operating expenses ("Expense Recaptures"). Expense Recaptures are recognized as revenues in the same period the related expenses are incurred by the Company.
 For the three months ended September 30, 1998 and 1997, Expense Recaptures of $4,754 and $1,948, respectively, have been included in Rentals from Real Estate Investments. For the nine months ended September 30, 1998 and 1997, Expense Recaptures of $12,261 and $5,059, respectively, have been included in Rentals from Real Estate Investments.

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

     As a result of deductions allowed for the dividends paid to stockholders and the utilization of net operating loss carryovers of the Merged Trusts, the Company has no federal or state taxable income. Accordingly, no provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations for the three and nine months ended September 30, 1998.

     (k) EARNINGS PER SHARE During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share is computed as net income or loss divided by the weighted average number of shares of Common Stock outstanding, excluding the dilutive effects of stock options and other potentially dilutive securities. SFAS No. 128 is effective for periods ending after December 15, 1997. Earnings per share for the three and nine months ended September 30, 1997 have been restated to conform to the new standards as follows:

                                                    For the Three Months                    For the Nine Months
                                                     Ended September 30,                     Ended September 30,
                                             ----------------------------------       --------------------------------
                                                  1998                1997                 1998               1997
                                             --------------      --------------       --------------       -----------
Net Income (Loss) Allocable to
  Common - Basic                             $       (732)       $       4,178        $      20,686        $   10,445
Net Income (Loss) Allocable to
  Common- Diluted                                    (732)               4,178               20,686            10,445

Weighted Average Shares
  Outstanding:
  Basic                                        31,492,559           14,569,981           30,622,741        13,925,269
  Stock Options                                        --              330,715              317,547           300,304
  Warrants                                             --              166,009              139,598           153,923
                                             --------------      --------------       --------------       -----------
  Diluted                                      31,492,559           15,066,705           31,079,886        14,379,496
                                             --------------      --------------       --------------       -----------
                                             --------------      --------------       --------------       -----------

Net Income (Loss) Allocable to
  Common Per Share:
  Basic                                      $      (0.02)       $        0.29        $        0.68        $     0.75
  Diluted                                           (0.02)                0.28                 0.67              0.73

     In connection with the Merger, the Company issued approximately 553,000 warrants to purchase an equal number of shares of the Company's Common Stock (the "Merger Warrants"). Each Merger Warrant entitles the holder to purchase one share of the Company's Common Stock at the exercise price of $16.23. The exercise period began May 23, 1997 and ends February 23, 1999 (subject to extension in certain circumstances). As of September 30, 1998, the Company had issued 121,905 shares of Common Stock pursuant to exercise of the Merger Warrants.

     On June 29, 1998, 649,351 shares of the Company's Series B Preferred Stock were converted into shares of Common Stock on a one-for-one basis.

     On June 30, 1998, the Company completed a public offering of 2,000,000 shares of Series D Cumulative Redeemable Preferred Stock for an aggregate offering price of $50,000 or $25.00 per share. The net proceeds of $48,425 were used to reduce borrowings under the Company's unsecured credit facility.
 Shares of the Series D Preferred Stock are redeemable by the Company on or after June 30, 2003 and have a liquidation preference of $50,000. Shares of the Series D Preferred Stock are not convertible into any other securities of the Company. Dividends on the Series D Preferred Shares are cumulative and payable quarterly at the rate of 8.75% ($2.1875 per share) of the liquidation preference per annum.

     On July 20, 1998, the Company completed a direct placement of 850,000 shares of the Company's Common Stock at an offering price of $23.50 per share, resulting in gross proceeds of $19,975. The Company used the net proceeds of the direct placement to reduce borrowings under its unsecured credit facility.

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

3.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

     The Company has an investment in an unconsolidated subsidiary, Meridian Refrigerated, Inc. ("MRI"), a Delaware corporation engaged in acquiring and operating refrigerated distribution services. In the nine months ended September 30, 1998, MRI completed two strategic acquisitions. In its first acquisition on February 19, 1998, MRI acquired for an aggregate purchase price of $36,000, the real estate, business, and operating assets (including $15,263 in cash) of Arctic Cold Storage, Inc. ("Arctic"), a refrigerated distribution and freight consolidation company with facilities located in the Los Angeles Basin aggregating 7.2 million cubic feet and 299,000 square feet.

     In its second acquisition on June 11, 1998, MRI acquired for $29,741 all of the common stock of C.E.G.F. (USA), Inc., a refrigerated distribution services company located in Tampa, Florida. Concurrent with the acquisition, C.E.G.F. (USA), Inc. changed its name to Meridian Refrigerated East, Inc. ("MRE"). MRE, a wholly owned subsidiary of MRI, operates two facilities in Tampa, Florida and one facility in Houston, Texas aggregating 9.2 million cubic feet and 332,924 square feet.

     The Company's investment in MRI is comprised of secured and unsecured notes and non-voting participating preferred stock. The voting common stock of MRI is owned by certain officers of the Company. The Company accounts for its investment in MRI using the equity method. At September 30, 1998, the outstanding balances on the secured and unsecured notes totaled $30,650 and $6,053, respectively.

4.   LONG-TERM DEBT

     The Company assumed a fixed rate facility (the "Mortgage Loan") in connection with the Merger. The Mortgage Loan has a principal balance of $66,094, bears interest at an annual rate of 8.63% and requires interest only payments until its maturity in 2005. In addition, the Mortgage Loan is secured by a pool of the Company's properties with a net book value of $118,661, and a letter of credit issued by the Company in favor of the lender in the amount of $13,520 as of September 30, 1998. The letter of credit reduces the Company's ability to borrow under its unsecured credit facility.

     Concurrent with the Merger, the Company entered into an unsecured credit facility (the "Unsecured Credit Facility"). Prior to amendments and restatements made on the Unsecured Credit Facility, it originally bore interest at LIBOR plus 1.7%, was scheduled to mature in February 1998, and provided for a maximum borrowing amount of $75,000.

     As of September 30, 1998, the amended and restated Unsecured Credit Facility provided for (i) a borrowing limit of $250,000, (ii) an interest rate spread over LIBOR of 1.2%, and (iii) an extension of the maturity date to April 3, 2000. At September 30, 1998, the weighted average interest rate on the Unsecured Credit Facility was 6.88%. During the nine months ended September 30, 1998, the Company paid a fee totaling $250 in connection with an amendment. The Company also recorded an extraordinary expense of $808 in loan costs in the second quarter of 1997 in connection with a restructuring of the Unsecured Credit Facility.

     Subsequent to September 30, 1998, the Company entered into a fourth amendment and restatement of the Unsecured Credit Facility. The fourth amendment and restatement provides for (i) an increase of the Company's borrowing limit from $250,000 to $350,000 and (ii) an extension of the maturity date to October 8, 2001. In connection therewith, the Company paid fees to the lender of $2,625, which will be amortized over the new term of the Unsecured Credit Facility. In addition, certain other costs incurred in connection with this amendment and restatement will be expensed.

     On November 20, 1997, the Company completed a private offering to institutional investors of $160,000 in principal of unsecured senior notes (the "Unsecured Notes"). The Unsecured Notes were issued in two tranches,
(i) $135,000 maturing on November 20, 2007 and bearing an interest rate of 7.25% per annum and (ii) $25,000 maturing on November 20, 2009 and bearing an interest rate of 7.30% per annum. Interest on these notes is payable semiannually. The proceeds were used to repay borrowings on the Unsecured Credit Facility. In connection with this transaction, the Company entered into two forward exchange rate contracts which resulted in a payment to the Company totaling $109, which was accounted for as a premium.

     In May 1998, in anticipation of a near-term debt offering, the Company entered into an interest rate protection agreement. Unanticipated and rapid deterioration in the United States credit markets prevented the Company from executing that planned offering. Due to the volatile nature of the capital markets and the rapid decline in interest rates during the third quarter, the Company terminated the agreement on October 2, 1998. This action resulted in a one time non-recurring expense of $12,633 for the nine months ended September 30, 1998.

     In the opinion of the Company's management, the Company was in compliance with all loan covenants related to the debt instruments discussed above at September 30, 1998.

5.   MORTGAGE NOTES PAYABLE

     On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note payable bearing an interest rate different from the prevailing market rate at the date of acquisition. This interest rate differential was recorded as a premium. This mortgage note payable had a maturity date of July 15, 1998, an outstanding balance of $10,429 and provided for monthly principal and interest payments of $96 based on an interest rate of 9.89% per annum and a 30-year amortization schedule. The premium totaling $324 was amortized over the term of the mortgage note payable using the effective interest method. On July 15, 1998, the mortgage note payable was repaid from borrowings made under the Company's Unsecured Credit Facility.

     The Company, through one of its consolidated partnerships, assumed a mortgage note payable in the principal amount of $3,676 in connection with a contribution of a property located in Orlando, Florida (see Note 6). The mortgage note payable has a maturity date of February 1, 2006, and provides for monthly principal and interest payments of $28 based on an interest rate of 7.90% per annum and a 25-year amortization schedule. As of September 30, 1998, this mortgage note payable had an outstanding balance of $3,648.

     During the nine months ended September 30, 1998, the Company, through one of its consolidated partnerships, assumed three mortgage notes payable in connection with the acquisition of three properties located in Las Vegas, Nevada and four properties located in Plano, Texas. Two of the mortgage notes payable are secured by properties located in Las Vegas, Nevada. One mortgage note payable had a principal balance of $6,195 as of September 30, 1998, matures on July 1, 2011 and provides for monthly principal and interest payments of $47 based on an interest rate of 7.50% per annum and a 23-year amortization schedule. The second mortgage note payable had a principal balance of $7,484 as of September 30, 1998, matures on December 1, 2009 and provides for monthly principal and interest payments of $63 based on an interest rate of 8.30% per annum and a 22-year amortization schedule. The third mortgage note payable, which is secured by a property in Texas, had a principal balance of $3,891 as of September 30, 1998, matures on April 15,

2006 and provides for monthly principal and interest payments of $28 based on an interest rate of 6.95% per annum.

6.   PROPERTY ACQUISITIONS AND DEVELOPMENTS

     During the nine months ended September 30, 1998, the Company, either directly or through one of its consolidated partnerships, purchased 24 properties located in California, Illinois, Indiana, Massachusetts, Nevada, Ohio and Texas, with an aggregate square footage of approximately 3,092,000. The aggregate purchase price for these properties totaled $132,922. The Company funded a portion of these acquisitions from cash reserves and funded the majority of the remaining costs with borrowings under the Unsecured Credit Facility. In addition, the Company assumed three mortgage notes payable totaling $17,713. In connection with the acquisitions by the Company's consolidated partnerships, the Company's minority partners' contribution was valued at $11,600.

     During the nine months ended September 30, 1998, the Company, either directly or through one of its consolidated partnerships, acquired approximately 245 acres of land scheduled for future development for an aggregate purchase price of $26,853. The aggregate cost to develop these parcels is expected to be approximately $146,487. These properties, when complete, will total approximately 3,597,000 square feet.

     During the nine months ended September 30, 1998, the Company, either directly or through consolidated partnerships, completed development of and placed in service six warehouse/distribution properties comprising approximately 2,137,000 square feet with an aggregate cost of $90,631.

     At September 30, 1998, the Company had, directly or through consolidated partnerships, eight warehouse/distribution properties either under development or scheduled for development which will total approximately 3,113,000 square feet upon completion. The aggregate cost for the design and construction of these development projects is estimated to be approximately $116,860. As of September 30, 1998, the Company had incurred total project costs of approximately $58,627 on these development projects.

     The Company expects to finance its future development costs from each of the following sources: (i) borrowings under the Unsecured Credit Facility,
(ii) cash reserves, and (iii) proceeds to be derived from future property divestitures, future bank and institutional financings (including co-investment transactions), and/or future private and public debt and equity financings.

     In connection with land acquisitions and development activities relating to the consolidated partnerships, the Company's minority partners contributed land and other consideration valued at $4,975.

     On April 2, 1998, the minority partners of one of the Company's consolidated partnerships contributed a property located in Orlando, Florida with a square footage of approximately 120,000. The value of the minority partners' contribution totaled $950. With regard to this transaction, the partnership assumed a mortgage note payable in the principal amount of $3,676 (see Note 5).

     On April 22, 1998, the Company and a minority partner of one of its consolidated partnerships, executed an Assignment of Partnership Interests, whereby the Company, as the managing general partner, exercised its right to purchase the partnership interest of the minority partner. The Company purchased the partnership interest for a total purchase price of $1,089.

     On May 7, 1998, the Company entered into a property exchange transaction. This transaction involved the Company's transfer of its interest in three properties located in Nashville, Tennessee with a net book value of $6,174 to another property owner in exchange for five properties owned by the other property owner located in Memphis, Tennessee. The Company paid $350 to the other property owner representing the difference in the exchange values of the properties. In addition, the Company paid closing costs and prorated items totaling $317.

7.   PROPERTY DIVESTITURES

     During the nine months ended September 30, 1998, the Company divested itself of four properties located in California, Georgia and Tennessee for an aggregate sales price of $33,865. After closing costs and pro-rated items which totaled $1,288, an escrow holdback of $1,280 and acceptance of a note receivable of $8,000, the Company received net cash proceeds of $23,297.

8.   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

     The following table summarizes the Company's non-cash investing and financing transactions for the nine months ended September 30, 1998 and 1997.

                                                            1998        1997
                                                          ----------  ---------
Property Acquisitions:
  Acquisition Price                                        $253,052   $  82,483
  Restricted Cash                                            (4,228)         --
  Minority Limited Partners' Capital Contributions          (12,592)     (3,863)
  Purchase of Minority Partner Interest                         637          --
  Mortgage Notes Payable Assumed                            (21,389)    (16,136)
  Shares of Common Stock Issued                              (1,525)         --
  Accrued Closing Costs and Pro-rated Items                  (2,356)       (951)

Portfolio Acquisitions:
  Acquisition Price                                              --     304,664
  Common Stock Issued                                            --    (259,817)
  Accrued Closing Costs and Pro-rated Items                      --      31,185

Property Divestitures:
  Net Basis                                                 (34,157)    (61,745)
  Note Receivable                                             8,000          --
  Cash Held In Escrow                                         1,280          --
  Other Assets Net of Other Liabilities                         (11)     45,329

     During the nine months ended September 30, 1998 and 1997, interest expense totaling $3,160 and $1,143, respectively, was capitalized for properties under development. For the three months ended September 30, 1998 and 1997, interest expense totaling $1,303 and $459, respectively, was capitalized for properties under development.

9.   SUBSEQUENT EVENTS

     ACQUISITIONS

     Subsequent to September 30, 1998, the Company purchased four properties located in Florida, Kentucky and Ohio, comprising approximately 965,000 square feet for a purchase price of $32,042. These acquisitions were funded through borrowings under the Unsecured Credit Facility and a mortgage note payable totaling $16,000 which is secured by three of the properties acquired. The mortgage note payable bears an interest rate of 6.74% per annum, provides for monthly and interest payments of $104 and matures on November 1, 2008.

     Subsequent to September 30, 1998, the Company acquired approximately 97 acres of land scheduled for future development for an aggregate purchase price of $2,745. The costs to develop these parcels are expected to aggregate to approximately $25,177. These properties, when complete, will total approximately 878,000 square feet.

     Subsequent to September 30, 1998, the Company completed development of and placed in service a warehouse/distribution property comprising approximately 529,000 square feet for an aggregate development cost of approximately $25,169.

     OTHER

     Subsequent to September 30, 1998, the Company and the minority partners in two of its consolidated partnerships, executed Assignments of Partnership Interests, whereby the Company, as the managing general partner, exercised its right to purchase the partnership interests of the minority partners. The Company purchased the partnership interests for a total purchase price of $2,673.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
               (DOLLARS IN THOUSANDS, UNLESS INDICATED OTHERWISE)

INTRODUCTION

     The Company is a self-administered and self-managed real estate investment trust engaged primarily in the business of owning, acquiring, managing, leasing and developing income-producing warehouse/distribution and light industrial properties. At September 30, 1998, the Company's principal asset was its portfolio of 223 warehouse/distribution and light industrial properties, one retail property and eight properties under development. As of September 30, 1998 and 1997, the Company's properties were 94% and 96% occupied, respectively.

     The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 1998 and June 30, 1998 and the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and the notes thereto included in pages 2 through 12 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company expects to finance its operating cash needs, its distributions to common and preferred stockholders, and its cash requirements for existing, committed property acquisition, development, expansion and renovation activity from each of the following sources: (i) borrowings under the Unsecured Credit Facility, (ii) cash reserves, and (iii) proceeds to be derived from future property divestitures, future bank and institutional financings (including co-investment transactions), and/or future private and public debt and equity financings. Where intermediate or long-term debt financing is employed, the Company generally seeks to obtain fixed interest rates or enter into agreements intended to cap the effective interest rate on floating rate debt. The Company intends to operate with a ratio of debt-to-total market capitalization that generally will not exceed 50%.
Total market capitalization is the sum of (i) total indebtedness, (ii) Series D Preferred Stock with a liquidation preference of $50,000, and (iii) the market value of the Company's Common Stock, after giving effect to the conversion of the Company's 1,623,376 outstanding shares of Series B Preferred Stock and certain limited partnership units. At September 30, 1998, the Company's debt-to-total market capitalization rate was 37.7%.

SOURCES OF LIQUIDITY

     The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, (iii) borrowings under the Unsecured Credit Facility, (iv) proceeds from private or public equity or debt placements and (iv) proceeds from the divestiture of properties and co-investment transactions with institutional investors. A summary of the Company's historical cash flows for the nine months ended September 30, 1998 and 1997 is as follows:

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 1998                  1997
                                            -------------         -------------
Cash flows provided by (used in):
     Operating activities                   $    40,921           $    18,548
     Investing activities                      (283,760)             (155,135)
     Financing activities                       238,519               146,367

     In addition to cash flows and net income, management considers Funds From Operations to be one additional measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructurings, divestiture of properties and significant non-recurring items that materially distort the comparative measurement of the Company over time, plus depreciation and amortization of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. The Company calculates Funds From Operations as defined by NAREIT and as interpreted in NAREIT's White Paper (i.e. the Company does not add back amortization of deferred financing costs and depreciation of non-rental real estate assets to net income). Other real estate companies may calculate Funds From Operations differently than the Company. A reconciliation of the Company's income before gains or losses on divestiture of properties, minority interest in net income and extraordinary item to Funds From Operations for the nine months ended September 30, 1998 and 1997 is as follows:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          1998              1997
                                                       ----------         ---------
Income Before Minority Interest, Gain
  (Loss) on Divestiture of Properties
  and Extraordinary Item                                 $19,539            $13,832
Reconciling Items:
  Depreciation and Amortization
   Relating to Real Estate Operations                     17,240              6,644
  Loss on Interest Rate Protection
   Agreement                                              12,633                 --
  Series D Preferred Stock Dividends
   and Other                                              (1,150)                --
                                                       ----------         ---------
Funds From Operations                                    $48,262            $20,476
                                                       ----------         ---------
                                                       ----------         ---------

     As of September 30, 1998, the Company had approximately $3,535 in unrestricted cash and cash equivalents.

     At September 30, 1998, the outstanding balance on the Mortgage Loan was $66,094. The Mortgage Loan bears interest at the annual rate of 8.63% and requires interest only payments until its maturity in 2005.

     During the nine months ended September 30, 1998, the Company borrowed $305,300 under its Unsecured Credit Facility to fund property acquisitions and developments.

     Subsequent to September 30, 1998, the Company entered into a fourth amendment and restatement of the Unsecured Credit Facility. The fourth amendment and restatement provides for (i) an increase of the Company's borrowing limit from $250,000 to $350,000 and (ii) an extension of the maturity date to October 8, 2001. In connection therewith, the Company paid fees to the lender of $2,625, which will be amortized over the new term of the Unsecured Credit Facility. In addition, certain other costs incurred in connection with this amendment and restatement will be expensed.

     At September 30, 1998, the outstanding balances on the Company's Unsecured Notes and corresponding premium were $160,000 and $102, respectively. The Unsecured Notes were issued in two tranches, (i) $135,000 maturing on November 20, 2007 and bearing an interest rate of 7.25% per annum, and (ii) $25,000 maturing on November 20, 2009 and bearing an interest rate of 7.30% per annum. Interest on these notes is payable semiannually.

     On May 13, 1997, the Company purchased a property located in Montebello, California, subject to a mortgage note payable bearing an interest rate different from the prevailing market rate at the date of acquisition. This interest rate differential was recorded as a premium. This mortgage note payable had a maturity date of July 15, 1998, an outstanding balance of $10,429 and provided for monthly principal and interest payments of $96 based on an interest rate of 9.89% per annum and a 30-year amortization schedule. The premium totaling $324 was amortized over the term of the mortgage note payable using the effective interest method. On July 15, 1998, the mortgage note payable was repaid from borrowings made under the Company's Unsecured Credit Facility.

     The Company, through one of its consolidated partnerships, assumed a mortgage note payable in the principal amount of $3,676 in connection with a contribution of a property located in Orlando, Florida. The mortgage note payable has a maturity date of February 1, 2006, and provides for monthly principal and interest payments of $28 based on an interest rate of 7.90% per annum and a 25-year amortization schedule. As of September 30, 1998, this mortgage note payable had an outstanding balance of $3,648.

     During the nine months ended September 30, 1998, the Company, through one of its consolidated partnerships, assumed three mortgage notes payable in connection with the acquisition of three properties located in Las Vegas, Nevada and four properties located in Plano, Texas. Two of the mortgage notes payable are secured by properties located in Las Vegas, Nevada. One mortgage note payable had a principal balance of $6,195 as of September 30, 1998, matures on July 1, 2011 and provides for monthly principal and interest payments of $47 based on an interest rate of 7.50% per annum and a 23-year amortization schedule. The second mortgage note payable had a principal balance of $7,484 as of September 30, 1998, matures on December 1, 2009 and provides for monthly principal and interest payments of $63 based on an interest rate of 8.30% per annum and a 22-year amortization schedule. The third mortgage note payable, which is secured by a property in Texas, had a principal balance of $3,891 as of September 30, 1998, matures on April 15, 2006 and provides for monthly principal and interest payments of $28 based on an interest rate of 6.95% per annum.

     Subsequent to September 30, 1998, the Company financed in part the acquisition of four properties located in Florida, Kentucky and Ohio with a mortgage note payable in the principal amount of $16,000. The mortgage note payable bears an interest rate of 6.74% per annum, provides for monthly and interest payments of $104 and matures on November 1, 2008.

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

     In connection with the Merger, the Company issued approximately 553,000 warrants to purchase an equal number of shares of the Company's Common Stock. Each Merger Warrant entitles the holder to purchase one share of the Company's Common Stock at the exercise price of $16.23 (subject to extension in certain circumstances). The exercise period began May 23, 1997 and ends February 23, 1999. As of September 30, 1998, the Company had issued 121,905 shares of Common Stock pursuant to exercise of the Merger Warrants.

     On June 30, 1998, the Company completed a public offering of 2,000,000 shares of Series D Cumulative Redeemable Preferred Stock for an aggregate offering price of $50,000 or $25.00 per share. The net proceeds of $48,425 were used to reduce borrowings under the Company's Unsecured Credit Facility.
 Shares of the Series D Preferred Stock are redeemable by the Company on or after June 30, 2003 and have a liquidation preference of $50,000. Shares of the Series D Preferred Stock are not convertible into any other securities of the Company. Dividends on the Series D Preferred Shares are cumulative and payable quarterly at the rate of 8.75% ($2.1875 per share) of the liquidation preference per annum.

     On July 20, 1998, the Company completed a direct placement of 850,000 shares of the Company's Common Stock at an offering price of $23.50 per share, resulting in gross proceeds of $19,975. The Company used the net proceeds of the direct placement to reduce borrowings under the Unsecured Credit Facility.

     During the nine months ended September 30, 1998, the Company divested itself of four properties located in California, Georgia and Tennessee for an aggregate sales price of $33,865. After closing costs and pro-rated items which totaled $1,288, an escrow holdback of $1,280 and acceptance of a note receivable of $8,000, the Company received net cash proceeds of $23,297.

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

     During the nine months ended September 30, 1998, the Company declared dividends to holders of its Common Stock and Series B Preferred Stock in the aggregate amounts of $30,584 and $1,821 respectively, or $0.33 and $0.33 per share per quarter, respectively.

     During the nine months ended September 30, 1998, the Company declared partial quarterly dividends totaling $380 ($0.19 per share) to holders of its Series D Preferred Stock. Subsequent to September 30, 1998, the Company declared full quarterly dividends of $1,094 ($0.5469 per share), to holders of its Series D Preferred Stock as of the record date October 22, 1998 and payable on November 2, 1998.

     During the nine months ended September 30, 1998, the Company repaid borrowings on its Unsecured Credit Facility totaling $90,500 using the net proceeds from (i) the issuance of 2,000,000 shares of the Series D Preferred Stock (ii) the direct placement of 850,000 shares of Common Stock and (iii) property divestitures.

     In May 1998, in anticipation of a near-term debt offering, the Company entered into an interest rate protection agreement. Unanticipated and rapid deterioration in the United States credit markets prevented the Company from executing that planned offering. Due to the volatile nature of the capital markets and the rapid decline in interest rates during the third quarter, the Company terminated the agreement on October 2, 1998. This action resulted in a one time non-recurring expense of $12,633 for the nine months ended September 30, 1998.

DEVELOPMENT PROJECTS

     During the nine months ended September 30, 1998, the Company, either directly or through one of its consolidated partnerships, acquired approximately 245 acres of land scheduled for future development for an aggregate purchase price of $26,853. The aggregate cost to develop these parcels is expected to be approximately $146,487. These properties, when complete, will total approximately 3,597,000 square feet.

     During the nine months ended September 30, 1998, the Company, either directly or through consolidated partnerships, completed development of and placed in service six warehouse/distribution properties comprising approximately 2,137,000 square feet with an aggregate cost of $90,631.

     At September 30, 1998, the Company had, directly or through consolidated partnerships, eight warehouse/distribution properties either under development or scheduled for development which will total approximately 3,113,000 square feet upon completion. The aggregate cost for the design and construction of these development projects is estimated to be approximately $116,860. As of September 30, 1998, the Company had incurred total project costs of approximately $58,627 on these development projects.

     In connection with land acquisitions and development activities relating to the consolidated partnerships, the Company's minority partners contributed land and other consideration valued at $4,975.

     Subsequent to September 30, 1998, the Company acquired approximately 97 acres of land scheduled for future development for an aggregate purchase price of $2,745. The costs to develop these parcels are expected to aggregate to approximately $25,177. These properties, when complete, will total approximately 878,000 square feet.

     Subsequent to September 30, 1998, the Company completed development of and placed in service a warehouse/distribution property comprising approximately 529,000 square feet for an aggregate development cost of approximately $25,169.


     The Company expects to finance its future development costs from each of the following sources: (i) borrowings under the Unsecured Credit Facility,
(ii) cash reserves, and (iii) proceeds to be derived from future property divestitures, future bank and institutional financings (including co-investment transactions), and/or future private and public debt and equity financings.

ACQUISITIONS

     During the nine months ended September 30, 1998, the Company, either directly or through one of its consolidated partnerships, purchased 24 properties located in California, Illinois, Indiana, Massachusetts, Nevada, Ohio and Texas, with an aggregate square footage of approximately 3,092,000. The aggregate purchase price for these properties totaled $132,922. The Company funded a portion of these acquisitions from cash reserves and funded the majority of the remaining costs with borrowings under the Unsecured Credit Facility. In addition, the Company assumed three mortgage notes payable totaling $17,713. In connection with the acquisitions by the Company's consolidated partnerships, the Company's minority partners' contribution was valued at $11,600.

     On April 2, 1998, the minority partners of one of the Company's consolidated partnerships contributed a property located in Orlando, Florida with a square footage of approximately 120,000. The value of the minority partners' contribution totaled $950. With regard to this transaction, the partnership assumed a mortgage note payable in the principal amount of $3,676.

     On April 22, 1998, the Company and a minority partner of one of its consolidated partnerships, executed an Assignment of Partnership Interests, whereby the Company, as the managing general partner, exercised its right to purchase the partnership interest of the minority partner. The Company purchased the partnership interest for a total purchase price of $1,089.

     On May 7, 1998, the Company entered into a property exchange transaction. This transaction involved the Company's transfer of its interest in three properties located in Nashville, Tennessee with a net book value of $6,174 to another property owner in exchange for five properties owned by the other property owner located in Memphis, Tennessee. The Company paid $350 to the other property owner representing the difference in the exchange values of the properties. In addition, the Company paid closing costs and prorated items totaling $317.

     The Company has an investment in an unconsolidated subsidiary, MRI, a Delaware corporation engaged in acquiring and operating refrigerated distribution services. In the nine months ended September 30, 1998, MRI completed two strategic acquisitions. In its first acquisition on February 19, 1998, MRI acquired for an aggregate purchase price of $36,000, the real estate, business, and operating assets (including $15,263 in cash) of Arctic, a refrigerated distribution and freight consolidation company with facilities located in the Los Angeles Basin aggregating 7.2 million cubic feet and 299,000 square feet.

     In its second acquisition on June 11, 1998, MRI acquired for $29,741 all of the common stock of C.E.G.F. (USA), Inc., a refrigerated distribution services company located in Tampa, Florida. Concurrent with the acquisition, C.E.G.F. (USA), Inc. changed its name to Meridian Refrigerated East, Inc. ("MRE"). MRE, a wholly owned subsidiary of MRI, operates two facilities in Tampa, Florida and one facility in Houston, Texas aggregating 9.2 million cubic feet and 332,924 square feet.

     The Company's investment in MRI is comprised of secured and unsecured notes and non-voting participating preferred stock. The voting common stock of MRI is owned by certain officers of the Company. The Company accounts for its investment in MRI using the equity method. At September 30, 1998, the outstanding balances on the secured and unsecured notes totaled $30,650 and $6,053, respectively.

     Subsequent to September 30, 1998, the Company purchased four properties located in Florida, Kentucky and Ohio, comprising approximately 965,000 square feet for a purchase price of $32,042. These acquisitions were funded through borrowings under the Unsecured Credit Facility and a mortgage note payable totaling $16,000 which is secured by three of the properties acquired.

     Subsequent to September 30, 1998, the Company and the minority partners in two of its consolidated partnerships, executed Assignments of Partnership Interests, whereby the Company, as the managing general partner, exercised its right to purchase the partnership interests of the minority partners.
The Company purchased the partnership interests for a total purchase price of $2,673.

YEAR 2000

         The Year 2000 problem is the inability of a meaningful proportion of the world's computers, software applications and embedded semiconductor chips to cope with the change of the year from 1999 to 2000. This issue can be traced to the infancy of computing, when computer data and programs were designed to save memory space by truncating the date field to just six digits (two for the day, two for the month and two for the year). Such information applications automatically assume that the two-digit year field represents a year within the 20th century. As a result of this, systems could fail to operate or fail to produce correct results.

         The Year 2000 problem affects computers, software applications, and related equipment used, operated or maintained by the Company. Accordingly, the Company is currently assessing the potential impact of, and the costs of remediating the Year 2000 problem for its internal systems and on facilities and equipment. The operations of computer systems have a significant role in the Company's business and in recognition of that fact, the Company's Board of Directors has directed the Company's senior management to assess the impact of the Year 2000 problem. The Company is in negotiations to engage a consultant to provide the Company with certain support and assistance in developing the Company's Year 2000 compliance program (the "Year 2000 Program"). The Company initially expects the consultant's fee for such consulting services will be $45 plus reimbursement of its out of pocket expenses.

         The Company believes that it has substantially completed the process of identifying computers, software applications, and related equipment used in its operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption of its business. The Company's current information systems environment is based on a WINTEL platform (Intel/PC/LAN/WAN) configuration and does not contain mainframe computers. The Company has commenced the process of modifying, upgrading and replacing systems which have already been assessed as adversely affected by the Year 2000 problem and expects to complete this process by the third quarter of 1999.

         In addition to computers and related systems, the operation of office equipment, such as fax machines, copiers, telephone switches, security systems and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and costs of remediating the Year 2000 problem on its office systems and equipment. The Company has initiated communications with third party suppliers of computers, software, and other equipment used, operated or maintained by the Company to identify and, to the extent possible, to resolve any significant Year 2000 problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the business of the Company. Any failure of these third parties to timely resolve Year 2000 problems with their systems could have a material adverse effect on the Company's business, financial condition, and results of operations.

         Because the Company's assessment is not complete, it is unable to accurately predict the total cost to the Company of completing any required modifications, upgrades, or replacements of its systems or equipment. The Company does not, however, believe that such total cost will exceed $500. As of September 30, 1998, the Company had spent $5 in connection with its Year 2000 Program. The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company, its tenants or its suppliers have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company will likely suffer the following consequences: (i) a significant number of operational inconveniences and inefficiencies of the Company, its tenants and its suppliers will divert management's time and attention and financial and human resources from its ordinary business activities; (ii) a few serious system failures that will require significant effort by the Company, its tenants or its suppliers to prevent or alleviate material business disruptions; (iii) several routine business disputes and claims due to Year 2000 problems that will be resolved in the ordinary course of business; and (iv) possible business disputes alleging the Company failed to comply with the terms of its contracts or industry standards of performance, some of which could result in litigation.

         The Company will develop contingency plans to be implemented if its efforts to identify and correct Year 2000 problems affecting its operational systems and equipment are not effective. The Company plans to complete its contingency plans by the end of the first quarter of 1999. Depending on the systems affected, any contingency plans developed by the Company, if implemented, could have a material adverse effect on the Company's financial condition and results of operations.

         The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Rentals from Real Estate Investments for the nine months ended September 30, 1998 and 1997 totaled $85,726 and $39,271, respectively. The increase of $46,455 was due to primarily to (i) Properties acquired during 1997 and 1998 ("Property Acquisitions") which increased rental revenues by $41,777 and (ii) the rental revenues generated by the build-to-suit properties placed in service during 1997 and 1998 ("Completed Build-to-Suits") totaling $5,817. These increases were partially offset by Properties divested during 1997 and 1998 ("Property Divestitures") which reduced rental revenues by $1,935.

     Income from Unconsolidated Joint Venture totaled $1,485 for the nine months ended September 30, 1998 comprised of interest income on the $21,500 participating mortgage loan purchased by the Company in 1997 in connection with the property-for-stock acquisition with Ameritech Pension Trust.

     Income from Unconsolidated Subsidiaries totaled $1,534 for the nine months ended September 30, 1998 resulting from MRI's secured and unsecured notes payable to the Company and equity earnings of MRI.

     Interest and Other Income totaled $994 and $630 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $364 was primarily due to interest income from the note receivable from the divestiture of a property located in California and a loan extended to a minority limited partner.

     Interest Expense increased by $10,476 to $17,344 during the nine months ended September 30, 1998 from the same period in 1997. The increase was primarily due to (i) the Company's completion of a private offering of $160,000 in principal of unsecured senior notes to institutional investors in November 1997 resulting in an increase of $8,709 and (ii) the assumption of mortgage notes payable relating to the acquisitions in Florida, Nevada and Texas resulting in an increase of $827.

     Loss on Interest Rate Protection Agreement totaled $12,633 for the nine months ended September 30, 1998. This one-time non-recurring expense resulted from the Company's termination of an interest rate protection agreement it entered into May 1998 in anticipation of a near-term debt offering which did not occur.

     Compared to the same period in 1997, Property Taxes increased by $5,602 to $10,900 during the nine months ended September 30, 1998. The increase was primarily due to (i) the Property Taxes attributable to the Property Acquisitions totaling $5,069 and (ii) the Property Taxes for the Completed Build-to-Suits amounting to $493. These increases were partially offset by Property Divestitures, which reduced Property Taxes by $170.

     Compared to the same period in 1997, Property Operating Expenses increased by $3,291 to $6,579 during the nine months ended September 30, 1998. The increase was primarily due to (i) the Property Operating Expenses attributable to the Property Acquisitions totaling $3,414 and (ii) the Property Operating

Expenses for the Completed Build-to-Suits amounting to $470. These increases were offset in part by Property Divestitures, which reduced Property Operating Expenses by $275.

     General and Administrative Expenses totaled $6,015 and $3,914 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $2,101 was primarily due to (i) an increase in personnel and administrative costs of $968 arising from the growth of the Company, (ii) an increase of $457 in fees relating to terminated property deals and (iii) an increase of $564 in accounting, legal, marketing and system conversion costs resulting from the increased size of the Company's property portfolio.

     Compared to the same period in 1997, Depreciation and Amortization Expense increased by $10,028 to $16,729 during the nine months ended September 30, 1998. The increase was primarily due to (i) Depreciation Expense attributable to the Property Acquisitions totaling $8,701 and (ii) Depreciation Expense for the Completed Build-to-Suits amounting to $1,175. These increases were offset by Property Divestitures, which reduced Depreciation and Amortization Expenses by $292.

     The Gain on Divestiture of Properties totaling $4,497 for the nine months ended September 30, 1998 was attributable to the divestiture of the San Carlos, 4013 Preimer, Nancy Ridge and Marietta properties.

     The Net Loss on Divestiture of Properties totaling $465 for the nine months ended September 30, 1997 was attributable to the divestiture of the Wildwood and Golden Cove properties which resulted in a total loss of $1,172. The losses were partially offset by gains on the divestiture of the Birmingham I, Birmingham II properties and Phoenix North 23rd properties totaling $707.

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

     None.

     ITEM 5.    OTHER INFORMATION

     None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

        3.1(1)   The Company's Third Amended and Restated Articles of
                 Incorporation.

        3.2(2) Articles Supplementary dated June 25, 1998, classifying 2,300,000 shares of 8.75% Series D Cumulative Redeemable Preferred Stock.

        3.3(3)   The Company's Third Amended and Restated Bylaws.

        4.1(4) Rights Agreement, dated as of March 12, 1998, between the Company and First Chicago Trust Company of New York, which includes the form of Certificate of Designation of Series C Junior Participating Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C.

       27.1(5)   Financial Data Schedule.

      (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

                 Current Report on Form 8-K dated and filed July 2, 1998, filing financial statements related to the Company's acquisition of property located in Ontario, California.

                 Current Report on Form 8-K dated and filed August 25, 1998, filing material related to the announcement of the Company's results for the quarter ended March 31, 1998.


---------------
(1) Filed as an exhibit to the Company's Amendment No. 1 to Registration Statement No. 333-02322 on March 25, 1996, and incorporated herein by reference.

(2) Filed on June 26, 1998 as an exhibit to the Company's Current Report on Form 8-K dated June 25, 1998, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, as amended.

(4) Filed on March 16, 1998 with the Company's Registration Statement on Form 8A dated March 16, 1998 and incorporated herein by reference.

(5)  Filed with this report.

                 Current Report on Form 8-K dated September 10, 1998, filing material related to the announcement of the Company's results for the quarter ended June 30, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MERIDIAN INDUSTRIAL TRUST, INC.




Dated:  November 16, 1998            By:  /s/ Allen J. Anderson
                                         --------------------------------------
                                         Allen J. Anderson
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)




Dated: November 16, 1998             By:  /s/ Milton K. Reeder
                                         --------------------------------------
                                          Milton K. Reeder
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)

                          MERIDIAN INDUSTRIAL TRUST, INC.
                                 INDEX TO EXHIBITS

   Exhibit Number
(corresponding to the                                                              Sequentially
Exhibit Table of Item                                                                Numbered
601 of Regulation S-K)                 Description                                     Page
----------------------                 -----------                                 ------------
       3.1(1)           The Company's Third Amended and Restated Articles
                        of Incorporation.

       3.2(2)           Articles Supplementary dated June 25, 1998, classifying
                        2,300,000 shares of 8.75% Series D Cumulative Redeemable
                        Preferred Stock.

       3.3(3)           The Company's Third Amended and Restated Bylaws.

       4.1(4) Rights Agreement, dated as of March 12, 1998, between the Company and First Chicago Trust Company of New York, which includes the form of Certificate of Designation of Series C Junior Participating Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C.

      27.1(5)           Financial Data Schedule.




---------------
(1) Filed as an exhibit to the Company's Amendment No. 1 to Registration Statement No. 333-02322 on March 25, 1996, and incorporated herein by reference.

(2) Filed on June 26, 1998 as an exhibit to the Company's Current Report on Form 8-K dated June 25, 1998, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, as amended.

(4) Filed on March 16, 1998 with the Company's Registration Statement on Form 8A dated March 16, 1998 and incorporated herein by reference.

(5)  Filed with this report.