Form 10-K405/A
period 1997-12-31
MERIDIAN INDUSTRIAL TRUST INC
filed 1999-02-24
CIK 946637

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K/A
                                  (AMENDMENT NO. 2)
             [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

     The registrant had 30,186,468 shares of Common Stock outstanding on March 3, 1998.

                           MERIDIAN INDUSTRIAL TRUST, INC.

                             ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED DECEMBER 31, 1997


                                 TABLE OF CONTENTS

     FORM 10-K
     ITEM NO.  NAME OF ITEM                                               PAGE

PART I

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . .15
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .23
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . .23

PART II

     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . . . . .24
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . .26
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . .29
     Item 8.   Financial Statements and Supplementary Data . . . . . . . . .37
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . . . .37

PART III

     Item 10.  Directors and Executive Officers of the Registrant. . . . . .38
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . .38
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . . . . . . . .38
     Item 13.  Certain Relationships and Related Transactions. . . . . . . .38

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .39

               Financial Statements and Financial Statement
                 Schedules . . . . . . . . . . . . . . . . . . . . .F-1 - F-24

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant hereby amends and restates its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 in its entirety as follows:

ITEM 1.  BUSINESS

THE COMPANY

     Meridian Industrial Trust, Inc. (the "Company") is a real estate investment trust engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At December 31, 1997, the Company owned and operated 193 warehouse/distribution and light industrial properties encompassing approximately 23.7 million square feet of leasable space that were 97% leased to a total of 462 tenants. See Item 2. of this report. The NAREIT Index lists approximately 30 publicly-traded REITs whose portfolios include industrial and office properties. Of these, Meridian is the sixteenth largest based on its market capitalization. Based on the total square feet of leasable space owned by the Company and management's knowledge of the industrial real estate market, the Company believes it is one of the largest public owners and managers of modern industrial space for lease in the United States. The Company had 3.2 million square feet of warehouse/distribution properties under development at December 31, 1997.
The Company also owned two retail properties encompassing 384,875 square feet at December 31, 1997. (The properties owned by the Company are collectively referred to as the "Properties".)

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

     The following tables lists each of the Company's Industrial Properties and Properties Under Development as of December 31, 1997.

                                               INDUSTRIAL PROPERTIES

                                                                RENTABLE                                            NUMBER
                                                                 SQUARE          PERCENT          INVESTMENT          OF
    PROPERTY NAME                      LOCATION                   FEET           OCCUPIED            COST(1)        TENANTS
---------------------          -----------------------       -------------     ------------     --------------    ------------
ATLANTA
2200 Cedars Road                 Lawrenceville, GA               201,600          100.00%        $  6,054,227           1
Highlands Parkway                Smyrna, GA                      150,000          100.00%           7,818,932           1
1901 Riverside                   Austell, GA                      66,300          100.00%           4,034,698           1
1601 Riverside                   Austell, GA                     119,031          100.00%           3,600,244           3
1701 Riverside                   Austell, GA                     142,785          100.00%           4,297,153           1

CHICAGO
1000 Lunt (5)                    Elk Grove Village, IL           121,465          100.00%           2,590,677           6
1090 Pratt (5)                   Elk Grove Village, IL            24,975          100.00%             634,054           1
1100 Pratt (5)                   Elk Grove Village, IL            39,500          100.00%           1,095,535           1
1180 Pratt (5)                   Elk Grove Village, IL            24,350          100.00%             537,790           1
1201 Busse (5)                   Elk Grove, IL                    24,000          100.00%             401,182           1
17025 Wallace (5)                South Holland, IL                95,515          100.00%           1,966,191           3
17129 Wallace (5)                South Holland, IL                84,000          100.00%           1,677,852           1
1815 Landmeier (5)               Elk Grove, IL                    77,150          100.00%           1,703,593           1
2375 Touhy Ave (5)               Elk Grove, IL                    53,550          100.00%           1,198,768           1
3 Timber Court                   Bolingbrook, IL                 320,722          100.00%          12,559,233           4
3400 West Lake (5)               Glenview, IL                    121,225          100.00%           2,619,596           2
Crossroads Parkway               Bolingbrook, IL                 249,130           68.24%           9,371,251           2
5101 W. 122nd Street (5)         Alsip, IL                       123,986          100.00%           3,138,285           3
700 Pratt (5)                    Elk Grove Village, IL            81,480          100.00%           1,812,810           3
80 Internationale Boulevard      Glendale Heights, IL            135,526          100.00%           6,344,201           2
801 Lunt (5)                     Elk Grove Village, IL            41,600            0.00%             941,836          --
80th Avenue                      Pleasant Prairie, WI            302,500          100.00%           9,304,514           1
900 Pratt (5)                    Elk Grove Village, IL            30,000          100.00%             781,525           1
Bedford Park                     Bedford Park, IL                200,808          100.00%           3,247,722           1
101 Regency Drive                Glendale Heights, IL            150,000          100.00%           7,409,865           1
500 Regency Drive                Glendale Heights, IL            160,660          100.00%           7,006,431           1
Lombard I (5)                    Lombard, IL                     193,000          100.00%           6,091,739           1

COLUMBUS
2303 John Glenn                  Columbus, OH                    289,491          100.00%          10,236,105           2
Crosswind Drive (5)              Columbus, OH                  1,014,592          100.00%          30,931,250           1
200 Constitution Drive           Fairfield, OH                   235,000          100.00%           8,050,588           1
2141 Southwest                   Grove City, OH                  126,200          100.00%           4,330,994           2
6959-6967 Alum Creek             Columbus, OH                    145,000          100.00%           4,508,807           3
6969 Alum Creek                  Columbus, OH                    158,000          100.00%           4,911,252           1

DALLAS
10425 Plano Road                 Dallas, TX                      159,600          100.00%           4,969,456           3
1049 Avenue H East               Arlington, TX                   104,948          100.00%           2,615,768           1
13700 Benchmark Drive            Farmers Branch, TX              180,841          100.00%           6,008,795           1
1441 Patton Place                Carrollton, TX                  106,048          100.00%           3,326,764           5
1505 Valwood Parkway             Carrollton, TX                   83,200          100.00%           3,229,692           2

                                                                RENTABLE                                            NUMBER
                                                                 SQUARE          PERCENT          INVESTMENT          OF
    PROPERTY NAME                      LOCATION                   FEET           OCCUPIED            COST(1)        TENANTS
---------------------          -----------------------       -------------     ------------     --------------    ------------
1701 Timberlake Drive           Arlington, TX                   227,120          100.00%           3,749,361           1
2022 McKenzie Drive             Carrollton, TX                  155,496          100.00%           5,116,318           1
2501 N. Great S.W. Parkway      Grand Prairie, TX               117,025            0.00%           3,433,556          --
2800 E. Plano Parkway           Plano, TX                       144,000          100.00%           5,014,644           4
399 Great S. W. Parkway         Arlington, TX                    42,350          100.00%           1,061,514           1
415-417 113th Street            Grand Prairie, TX                68,962          100.00%           1,724,604           1
500-508 113th Street            Grand Prairie, TX                68,962          100.00%           1,722,274           1
514-516 Great S.W. Parkway      Arlington, TX                   110,327          100.00%           2,749,325           1
714-720 107th Street            Arlington, TX                    76,035          100.00%           1,897,883           2
918-920 Avenue N                Grand Prairie, TX                29,643          100.00%             746,004           2
Beltline                        Carrollton, TX                   96,000          100.00%           1,736,011           6
Centreport 17 (5)               Fort Worth, TX                   51,923          100.00%           1,849,552           1
Centreport VII                  Fort Worth, TX                  122,259          100.00%           5,183,179           3
Enterprise Building Park A      Allen, TX                       129,800          100.00%           4,251,123           1
Exchange Service Center 1       Arlington, TX                   147,840          100.00%           2,480,024           1
Exchange Service Center 2       Arlington, TX                   141,616           60.90%           2,585,898           2
Great Southwest 110 (5)         Arlington, TX                   163,043          100.00%           2,915,543           1
Great Southwest 4               Arlington, TX                    90,880           36.44%           1,579,348           1
Highland Place                  Dallas, TX                      279,840          100.00%           7,970,659           1
Las Colinas 1                   Irving, TX                       35,050          100.00%             805,204           1
Northgate 4                     Dallas, TX                       56,633          100.00%           1,096,542           2
Northgate International (5)     Garland,  TX                    260,000          100.00%           7,302,095           1
Palisades I                     Plano, TX                        56,000           80.00%           1,261,413           5
Palisades II                    Plano, TX                        56,000           80.00%           1,200,682           5
201 Regal Row (5)               Dallas, TX                       59,970          100.00%           1,189,425           1
Sarah Jane Parkway              Grand Prairie, TX               361,690          100.00%          15,843,667           1
Valley Branch II                Farmers Branch, TX               74,160          100.00%           1,376,646           2
Valwood 20 (5)                  Farmers Branch, TX               99,600          100.00%           3,090,013           1
Valwood IV                      Farmers Branch, TX               64,533          100.00%           1,393,333           2
Water's Ridge                   Lewisville, TX                  367,744          100.00%          10,201,581           1
Las Colinas 4                   Irving, TX                       22,159           22.56%             525,496           2
Las Colinas 5                   Irving, TX                       77,304           83.33%           1,813,423           2
Northgate 28                    Dallas, TX                       36,736          100.00%             947,787           1
Northgate 5                     Dallas, TX                       31,747          100.00%             748,406           3
Regal Empress                   Dallas, TX                       46,509           92.02%           1,787,483           5
Valley Branch I                 Farmers Branch, TX               33,000           81.52%             622,460           6

DETROIT
HCC - Lot 26-11                 New Boston, MI                   77,060          100.00%           2,877,056           1
HCC - Lot 27-8                  New Boston, MI                   47,556          100.00%           2,139,420           1
HCC - Lot 6-16                  New Boston, MI                  111,204          100.00%           3,430,184           1
Pontiac                         Pontiac, MI                      74,400          100.00%           2,675,095           1
H & J Industrial 1              Farmington Hills, MI             28,241           66.78%           1,036,183           5
H & J Industrial 2              Farmington Hills, MI             14,565           83.19%             607,458           8
H & J Industrial 3              Farmington Hills, MI             15,910          100.00%             971,214           4
H & J Industrial 4              Farmington Hills, MI              6,200          100.00%             247,255           1
Southfield Commerce Ctr. 1      South Field, MI                  38,485           90.26%           1,428,870           6
Southfield Commerce Ctr. 2      South Field, MI                  58,545          100.00%           2,278,615          11
Troy Tech II                    Troy, MI                        122,829           76.19%           6,688,675           2

                                                                RENTABLE                                            NUMBER
                                                                 SQUARE          PERCENT          INVESTMENT          OF
    PROPERTY NAME                      LOCATION                   FEET           OCCUPIED            COST(1)        TENANTS
---------------------          -----------------------       -------------     ------------     --------------    ------------

Westhills Commerce Ctr. 1       Farmington Hills, MI             26,687          100.00%           1,446,211           9
Westhills Commerce Ctr. 2       Farmington Hills, MI             32,639           64.54%           1,319,869           7

HOUSTON
4647 Pine Timbers               Houston, TX                     143,550          100.00%           3,665,641           6
4660 Pine Timbers               Houston, TX                     306,785           95.02%           7,783,007          13
Brittmore Distribution - 1      Houston, TX                     168,758          100.00%           3,951,845           3
Brittmore Distribution - 2      Houston, TX                     145,520          100.00%           3,378,429           7
Perimeter Distribution - 1      Houston, TX                      97,246           87.23%           2,189,406           3
Perimeter Distribution - 2      Houston, TX                      43,680          100.00%             971,817           4
Pine North Distribution - 1     Houston, TX                      48,600           43.95%           1,221,790           2
Pine North Distribution - 2     Houston, TX                      81,000          100.00%           2,058,297           1
Pinemont Distribution - 1       Houston, TX                      31,186           72.31%             866,926           1
Pinemont Distribution - 2       Houston, TX                      68,120          100.00%           1,899,688           4

INDIANAPOLIS
South Arlington                 Indianapolis, IN                219,104          100.00%           7,554,351           1

LOS ANGELES BASIN
1051 South Rockefeller Ave.     Ontario, CA                     133,775          100.00%           4,291,550           1
11195 Eucalyptus Street         Rancho Cucamonga, CA            125,952          100.00%           3,389,679           1
11440 Pacific Avenue            Fontana, CA                     136,260          100.00%           5,514,851           2
14821 East Northam Street       La Mirada, CA                    70,756          100.00%           3,168,338           1
19545 East San Jose Avenue      City of Industry, CA            126,720          100.00%           4,158,098           1
3050-3080 Enterprise Avenue     Brea, CA                         64,640          100.00%           3,578,282           3
3200 Enterprise Street          Brea, CA                        132,000          100.00%           4,380,518           1
425 South Rockefeller           Ontario, CA                     110,000          100.00%           3,938,912           1
500 South Dupont Street         Ontario, CA                     275,169          100.00%          10,216,864           1
8865 Utica Avenue               Rancho Cucamonga, CA            177,744          100.00%           5,842,487           1
Arenth Avenue (5)               City of Industry, CA            332,790          100.00%           9,819,830           1
Cedarpointe 14                  Ontario, CA                      40,159          100.00%           1,722,325           1
Cedarpointe 15                  Ontario, CA                      49,611          100.00%           2,125,345           1
Cedarpointe 16                  Ontario, CA                      66,894          100.00%           2,862,270           1
Cedarpointe 17                  Ontario, CA                      50,383          100.00%           2,158,262           1
Cedarpointe 18                  Ontario, CA                      62,126          100.00%           2,658,969           1
Cedarpointe Industrial Park-2   Ontario, CA                     124,220          100.00%           4,445,890           2
Dominguez North - Bldg 1        Compton, CA                      85,345          100.00%           4,753,342           1
Dominguez North - Bldg 10       Compton, CA                      73,555          100.00%           2,822,842           5
Dominguez North - Bldg 11       Compton, CA                      50,296          100.00%           1,857,572           1
Dominguez North - Bldg 2        Compton, CA                      60,175          100.00%           2,737,581           1
Dominguez North - Bldg 3        Compton, CA                      50,003          100.00%           1,681,419           1
Dominguez North - Bldg 4        Compton, CA                      54,359          100.00%           2,239,209           1
Dominguez North - Bldg 5        Compton, CA                     206,483          100.00%           9,524,211           1
Dominguez North - Bldg 6        Compton, CA                     108,387          100.00%           4,800,227           1
Dominguez North - Bldg 7        Compton, CA                     100,000          100.00%           2,143,258           1
Dominguez North - Bldg 8        Compton, CA                      98,013          100.00%           2,603,884           1
Dominguez North - Bldg 9        Compton, CA                     183,000          100.00%           7,279,874           1
4451 Eucalyptus Avenue          Chino, CA                       169,719            0.00%           5,173,146          --
Meyer Circle                    Corona, CA                      201,380          100.00%           8,358,207           1
Mission Oaks                    Camarillo, CA                   310,736          100.00%           9,088,544           1

                                                                RENTABLE                                            NUMBER
                                                                 SQUARE          PERCENT          INVESTMENT          OF
    PROPERTY NAME                      LOCATION                   FEET           OCCUPIED            COST(1)        TENANTS
---------------------          -----------------------       -------------     ------------     --------------    ------------
Rustin Avenue                   Riverside, CA                   113,721          100.00%           4,166,080           2
Skylab Road                     Huntington, Beach CA            165,000          100.00%           9,538,194           1
Valencia Industrial Bldg. (5)   Valencia, CA                    107,520          100.00%           5,023,385           1
Wanamaker                       Ontario, CA                     136,249          100.00%           4,550,482           2
Yates Avenue                    Montebello, CA                  373,361          100.00%          16,497,870           2
Chatsworth                      Chatsworth, CA                   40,000          100.00%           2,548,768           1
Cypress A (5)                    Cypress, CA                      32,256          100.00%           1,571,466           1
Cypress B                       Cypress, CA                      68,760          100.00%           2,974,563           3
Cypress C (5)                    Cypress, CA                      36,216          100.00%           1,612,295           1
North Irvine                    Santa Ana, CA                    56,800          100.00%           2,934,947          12

LITTLE ROCK
Baxter                          Little Rock, AR                  50,000          100.00%           1,324,384           1
Port Distribution               Little Rock, AR                 185,250          100.00%           3,121,383           2

MEMPHIS
4000 Air Park Cove              Memphis, TN                     120,640          100.00%           1,602,326           1
4013 Premier (2)                Memphis, TN                     181,064          100.00%           1,765,476           1
Airport Bldg #14                Memphis, TN                     175,275          100.00%           2,772,277           2
Airport Bldg #16A               Memphis, TN                      62,290          100.00%           1,516,355          11
Airport Bldg #16B               Memphis, TN                      21,000          100.00%             470,152           1
Airport Bldg #17                Memphis, TN                     142,618          100.00%           2,246,404           2
Airport Bldg #3                 Memphis, TN                      75,000          100.00%           1,068,094           2
Delp Distribution (5)           Memphis, TN                     300,000          100.00%           6,885,674           1
Olive Branch (5)                Olive Branch, MS                800,000          100.00%          16,507,400           1
Willow Lake Business Park (5)   Memphis, TN                      65,400          100.00%           4,121,304           1

MIAMI
Centerport Building A           Pompano Beach, FL                80,040           98.08%           3,670,950           3
Centerport Building B           Pompano Beach, FL                95,940          100.00%           3,426,086           4
Centerport Building E           Pompano Beach, FL                43,399          100.00%           4,524,809           2

MINNEAPOLIS
Boulder Avenue                  Rosemount, MN                   100,000          100.00%           4,157,332           1

NASHVILLE
1550 Heil Quaker                La Vergne, TN                   238,900          100.00%           3,612,449           1
1600 Corporate Place            La Vergne, TN                   102,652          100.00%           1,451,344           1
Hennessey Warehouse             La Vergne, TN                    96,000          100.00%           1,460,373           2

NEW JERSEY/I-95
100 Friars Lane                 Thorofare, NJ                   181,370          100.00%          10,032,408           1
103-105 Gaither Drive           Mt. Laurel, NJ                   89,140          100.00%           2,448,152           2
110 Gaither Drive               Mt. Laurel, NJ                   51,646          100.00%           1,422,986           3
112 Gaither Drive               Mt. Laurel, NJ                   48,000          100.00%           1,323,235           1
130 Benigno Blvd.               Bellmawr, NH\J                   53,020          100.00%           1,460,579           2
361 Bellevue Road               Newark, DE                       39,200          100.00%           1,094,127           3
9020 Pennsauken Highway         Pennsauken, NJ                   25,316          100.00%             702,622           1
9040 Pennsauken Highway         Pennsauken, NJ                   28,000          100.00%             776,687           1
9160 Pennsauken Highway         Pennsauken, NJ                   22,175          100.00%             616,686           1

                                                                RENTABLE                                            NUMBER
                                                                 SQUARE          PERCENT          INVESTMENT          OF
    PROPERTY NAME                      LOCATION                   FEET           OCCUPIED            COST(1)        TENANTS
---------------------          -----------------------       -------------     ------------     --------------    ------------
9255 Commerce Highway           Pennsauken, NJ                   41,400          100.00%           1,142,665           2

ORLANDO
2200 Consulate Drive            Orlando, FL                     242,160          100.00%           9,853,326           1

PHOENIX
4440 East Elwood Street         Phoenix, AZ                     157,626          100.00%           7,070,730           2
470 West Vaughn Street          Tempe, AZ                        60,633          100.00%           2,410,797           1
7000 West Latham Street         Phoenix, AZ                     273,586          100.00%           8,313,418           1
Phoenix N. 27th                 Phoenix, AZ                      32,480          100.00%             855,146           1
Phoenix Plaza Three             Phoenix, AZ                      62,780          100.00%           1,702,540           1

RICHMOND
North Run III                   Richmond, VA                     53,941           96.44%           5,059,075          10
North Run IV                    Richmond, VA                     91,858           89.77%           8,174,835           6

SAN DIEGO
6355 Nancy Ridge Drive          San Diego, CA                     5,294          100.00%             279,171           1
Scripps Ranch                   San Diego, CA                   186,157          100.00%           9,779,312           5

SAN FRANCISCO BAY AREA
2190 Hanson Way                 Woodland, CA                    200,000          100.00%           7,077,042           1
Gold River Lane                 Stockton, CA                    351,788          100.00%          13,574,126           1
Overlake Place                  Newark, CA                      160,000          100.00%           8,535,314           1
San Carlos Industrial (3)       San Carlos, CA                  134,352           99.97%           8,085,289           6
2711 North First Street         San Jose, CA                     74,621          100.00%           6,497,284           3
Barrington Business Park        Hayward, CA                     203,515           91.04%           9,243,416          27

SEATTLE
Park At Woodinville (5)         Woodinville, WA                 237,281           75.38%          12,278,624          12

ST. LOUIS
5463 Phantom Drive              St. Louis, MO                   126,642          100.00%           2,970,682           1

                                                            -----------          -------       -------------        ----
TOTAL INDUSTRIAL PROPERTIES                                  23,077,586           96.65%       $ 762,257,835         443
                                                            -----------          -------       -------------        ----
                                                            -----------          -------       -------------        ----

INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE(4)
Rancho Downey A-G               Los Angeles, CA                 623,678          100.00%       $  21,500,000          19
                                                            -----------          -------       -------------        ----
                                                            -----------          -------       -------------        ----

------------------------
(1)  Investment cost includes all costs incurred to date for the Property.
(2) On February 28, 1998, the Company sold the 4013 Premier Property. See Item 7 of this report.
(3)  In 1998, Company has entered into a contract to sell the San Carlos
     Property.
(4) In 1997, the Company acquired a $21.5 million participating mortgage loan secured by seven warehouse/distribution buildings. The participating mortgage loan is classified as Investment in Unconsolidated Joint Venture in the financial statements.
(5) These properties serve as collateral for the Mortgage Loan facility. In addition, a retail property located in Marietta, Georgia also serves as collateral for this facility. As of December 31, 1997, the outstanding indebtedness under this facility totaled $66,094. As of December 31, 1997, these properties have a net book value of $138,863. Also, see schedule III of Part IV, Item 14 of this report.

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

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
               (DOLLARS IN THOUSANDS, UNLESS INDICATED OTHERWISE)

INTRODUCTION

     The Company is a real estate investment trust engaged primarily in the business of owning, acquiring, developing, managing, and leasing income-producing warehouse/distribution and light industrial properties. (See Item 1 of this report.) The Company's principal asset is its portfolio of 193 Industrial Properties and two Retail Properties. (See Item 2 of this report.)

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

23.1 (13)  Consent of Independent Public Accountants.

27.1  (4)  Financial Data Schedule.

----------------------------------------
(1) Filed with the Company's Registration Statement No. 333-00018 on January 3, 1996, and incorporated herein by reference.
(2) Filed with the Company's Amendment No. 1 to Registration Statement No. 333-02322 on March 25, 1996, and incorporated herein by reference.
(3) Filed on November 14, 1997 with the Company's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(4)  Previously filed.
(5)  Filed on March 16, 1998 with the Company's Registration Statement on
     Form 8A dated March 16, 1998 and incorporated herein by reference.
(6) Filed on March 20, 1997 with the Company's Form 10-K for 1996 and incorporated herein by reference.
(7) Filed with the Schedule 13D filed on October 3, 1997 by The Prudential Insurance Company of America, Strategic Performance Fund - II, Inc., and The Prudential Variable Contract Real Property Partnership and incorporated herein by reference.
(8) Filed with the Amendment No. 1 to Schedule 13D filed on October 10, 1997 by Ameritech Pension Trust and incorporated herein by reference.
(9) Filed on August 13, 1997 with the Company's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(10) Filed November 12, 1997 with the Company's Form 8-KA dated September
     24, 1997.
(11) Filed November 12, 1997 with the Company's Form 8-KA dated September
     30, 1997 and incorporated herein by reference.
(12) Filed on May 14, 1997 with the Company's Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.
(13) Filed with this report.

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

Dated: February 24, 1999  MERIDIAN INDUSTRIAL TRUST, INC.


                          By:  /s/ Robert A. Dobbin
                          ------------------------------------
                          Robert A. Dobbin
                          Secretary

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

                        MERIDIAN INDUSTRIAL TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31,1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.   ORGANIZATION

     Meridian Industrial Trust, Inc. (the "Company") was incorporated in the state of Maryland on May 18, 1995. The Company is a real estate investment trust ("REIT") engaged primarily in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. At December 31, 1997, the Company's principal asset is its portfolio of 193 warehouse/distribution and light industrial properties and two retail properties. In addition, at December 31, 1997, the Company had nine build-to-suit properties under construction.

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

     The second set of stock options granted in 1995 consisted of non-qualified stock options to purchase 191,400 shares of the Company's Common Stock at any time between January 26, 1996 and February 28, 1996 for $12 per share. In connection with the grant of these options, the Company guaranteed certain promissory notes executed by the employees from a third party lender in the event that the employees defaulted under such notes. The Company had $1,900 in proceeds from the exercise of these stock grants held as collateral in restricted cash for these guarantees. The cash collateral was released in November, 1997. The accompanying statement of operations for the period from May 18, 1995 (Inception) to December 31, 1996 reflects a charge to earnings for the stock option compensation attributable to the excess of the market price of the Company's Common Stock over the exercise price of the non-qualified stock options. These non-qualified stock options were not granted under the Stock Plan.

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

     A property acquired in the Merger has experienced groundwater contamination. An environmental consultant has reported that the sources of the contamination appear to be adjoining parcels. A responsible party has acknowledged orally that they must fund remediation costs. Management has reviewed the financial condition of the responsible party (a municipality located in the San Francisco Bay Area) and believes that party has the ability to fund the costs of remediation. Accordingly, the Company has not accrued any liability related to this property, as management believes that such liability, if any, is neither estimable nor material to the Company."

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

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                   -----------------------------------
                                                      1997                     1996
                                                   ----------               ----------
TOTAL REVENUE                                      $ 102,686                 $  93,170

EXPENSES:
Interest                                              19,843                    19,966
Property Taxes                                        11,898                    11,319
Property Operating                                     9,032                     8,927
General and Administrative                             6,212                     5,885
Depreciation and Amortization                         18,492                    15,133
                                                   ----------               ----------
TOTAL EXPENSES                                        65,477                    61,230
                                                   ----------               ----------

NET INCOME BEFORE GAIN (LOSS) ON DIVESTITURE
  OF PROPERTIES AND EXTRAORDINARY ITEMS            $   37,209                $  31,940
                                                   ----------               ----------
                                                   ----------               ----------

Net Income Allocable to Common                     $   33,091                $  32,024

Earnings Per Share:
     Basic                                         $     1.10                $    1.06
     Diluted                                       $     1.08                $    1.04

Weighted Average Shares Outstanding:
     Basic                                         30,165,662               30,165,662
     Diluted                                       30,638,817               30,638,817

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

23.1 (13)  Consent of Independent Public Accountants.

27.1  (4)  Financial Data Schedule.

----------------------------------------
(1) Filed with the Company's Registration Statement No. 333-00018 on January 3, 1996, and incorporated herein by reference.
(2) Filed with the Company's Amendment No. 1 to Registration Statement No. 333-02322 on March 25, 1996, and incorporated herein by reference.
(3) Filed on November 14, 1997 with the Company's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(4)  Previously filed.
(5)  Filed on March 16, 1998 with the Company's Registration Statement on
     Form 8A dated March 16, 1998 and incorporated herein by reference.
(6) Filed on March 20, 1997 with the Company's Form 10-K for 1996 and incorporated herein by reference.
(7) Filed with the Schedule 13D filed on October 3, 1997 by The Prudential Insurance Company of America, Strategic Performance Fund - II, Inc., and The Prudential Variable Contract Real Property Partnership and incorporated herein by reference.
(8) Filed with the Amendment No. 1 to Schedule 13D filed on October 10, 1997 by Ameritech Pension Trust and incorporated herein by reference.
(9) Filed on August 13, 1997 with the Company's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(10) Filed November 12, 1997 with the Company's Form 8-KA dated September
     24, 1997.
(11) Filed November 12, 1997 with the Company's Form 8-KA dated September
     30, 1997 and incorporated herein by reference.
(12) Filed on May 14, 1997 with the Company's Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.
(13) Filed with this report.