Form 10-Q/A
period 1998-09-30
MERIDIAN INDUSTRIAL TRUST INC
filed 1999-02-24
CIK 946637

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

--------------------------------------------------------------------------------
                         PART I:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant hereby amends and restates its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 in its entirety as follows.

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

         Because the Company's assessment is not complete, it is unable to accurately predict the total cost to the Company of completing any required modifications, upgrades, or replacements of its systems or equipment. The Company does not, however, believe that such total cost will exceed $500. As of September 30, 1998, the Company had spent $5 in connection with its Year 2000 Program. The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company, its tenants or its suppliers have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that a reasonable worst case scenario for the Company would result in the following consequences: (i) a significant number of operational inconveniences and inefficiencies of the Company, including failure of office equipment, computers and telephone switches, and similar disruptions at its tenants and its suppliers will divert management's time and attention and financial and human resources from its ordinary business activities; (ii) a few serious system failures that will require significant effort by the Company, its tenants or its suppliers to prevent or alleviate material business disruption, such system failures include but are not limited to, failure of cold storage capabilities, failure of fire suppression devices, failure of security systems and inability to access storage facilities in facilities in which access is limited to computerized electrical door systems; (iii) several routine business disputes and claims due to Year 2000 problems that will be resolved in the ordinary course of business; and (iv) possible business disputes alleging the Company failed to comply with the terms of its contracts or industry standards of performance, some of which could result in litigation.

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

(5)  Previously filed.

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

                                     MERIDIAN INDUSTRIAL TRUST, INC.




Dated: February 24, 1999             By: /s/ Robert A. Dobbin
                                         --------------------------------------
                                         Robert A. Dobbin
                                         Secretary

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

(5)  Previously filed.